Form 10-Q
period 2000-06-30
VARIAGENICS INC
filed 2000-09-01
CIK 1043082

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:  June 30, 2000

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities

       Exchange Act of 1934 For the transition period from ________ to ________

           Commission file number:   0-31035

                                VARIAGENICS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    04-3182077
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                   60 Hampshire St., Cambridge, MA 02139-1548
              (Address of principal executive offices and zip code)

        Registrant's telephone number, including area code: (617) 588-5300

     Former name, former address, and former year, if changed since last report:
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [ ]       No [x]

22,989,397 shares of Common Stock, par value $.01 were outstanding on August 31, 2000.

                                VARIAGENICS, INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                                            PAGE
                                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets as of December 31, 1999 and June 30, 2000 ............................. 1
     Statements of Operations for the Three and Six Months Ended June 30, 1999
     and 2000 ............................................................................. 2
     Statements of Cash Flows for the Six Months Ended June 30, 1999 and 2000 ............. 3
     Notes to Financial Statements ........................................................ 4-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations ..................................................................... 9-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........................ 13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................................. 14

Item 2. Changes in Securities and Use of Proceeds ......................................... 14-15

Item 3. Defaults Upon Senior Securities ................................................... 15

Item 4. Submission of Matters to a Vote of Security Holders ............................... 15-16

Item 5. Other Information ................................................................. 16

Item 6. Exhibits and Reports on Form 8-K .................................................. 16

Signature

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                VARIAGENICS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                              DECEMBER 31,            JUNE 30,           PRO FORMA
                                                                                 1999                  2000           JUNE 30, 2000
                                                                                 ----                  ----           -------------
                                                                                                                         (Note 2)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $1,827,519         $21,314,802       $103,679,802
   Short-term investments                                                       2,500,000                   -                  -
   Prepaid expenses and other current assets                                      194,195           1,341,647            241,647
                                                                                ---------           ---------        -----------
      Total current assets                                                      4,521,714          22,656,449        103,921,449
Restricted cash                                                                 1,000,000           1,000,000          1,000,000
Property and equipment, net                                                     3,753,586           4,659,573          4,659,573
Other assets                                                                      127,850             105,350            105,350
                                                                                ---------           ---------         ----------
    Total assets                                                               $9,403,150         $28,421,372       $109,686,372
                                                                                =========          ==========         ==========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
   STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                              $314,984            $885,529           $885,529
   Accrued expenses and other liabilities                                         740,332           1,161,979          1,161,979
   Deferred revenue                                                                42,000              41,667             41,667
   Current portion of capital lease obligations                                   515,831             885,693            885,693
   Line of credit, current portion                                                109,091             109,091            109,091
                                                                                ---------           ---------          ---------
      Total current liabilities                                                 1,722,238           3,083,959          3,083,959
Capital lease obligations                                                         877,463           1,277,659          1,277,659
Line of credit                                                                    100,000              45,455             45,455
Commitments and contingencies
Redeemable convertible preferred stock, $.01 par value; 11,576,461 and
   16,241,167 shares authorized and 10,266,584 and 15,542,181 shares issued and outstanding at December 31, 1999 and June 30, 2000, respectively; 0 shares outstanding on a pro forma basis, redemption
   value of $52,628,574 at June 30,2000                                        29,093,692          52,628,574                  -

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.01 par value; 14,324,316 and 20,406,435 shares authorized,
      750,105 and 1,136,391 shares issued and outstanding at December 31,
      1999 and June 30, 2000, respectively; 70,000,000 shares authorized and
      22,964,343 outstanding on a pro forma basis                                   7,501              11,364            229,643
   Additional paid-in capital                                                  18,822,467          38,576,518        172,251,813
   Accumulated deficit                                                       (34,894,856)        (43,925,566)       (43,925,566)
   Deferred compensation                                                      (6,325,355)        (23,276,591)       (23,276,591)
                                                                              -----------         ----------         -----------
      Total stockholders' equity (deficit)                                   (22,390,243)        (28,614,275)        105,279,299
                                                                              -----------         ----------         -----------
      Total liabilities, redeemable convertible preferred stock
      and stockholders' equity (deficit)                                      $9,403,150         $28,421,372       $109,686,372
                                                                             ===========         ===========        ============


   The accompanying notes are an integral part of these financial statements.



                                                    VARIAGENICS, INC.
                                               STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------           -------------------------

                                                  1999               2000               1999                2000
                                                  ----               ----               ----                ----
Revenue                                           $79,052           $148,654            $173,433           $275,228
Costs and expenses:
   Research and development                     1,657,950          2,571,072           3,382,778          5,282,393
   General and administrative                   1,386,791          2,097,745           2,556,068          4,291,803
                                               ----------          ---------           ---------          ---------
      Loss from operations                    (2,965,689)        (4,520,163)         (5,765,413)        (9,298,968)
Other income (expense):
   Interest income                                 17,510            290,592              32,520            405,625
   Interest expense                             (573,288)           (71,105)         (1,098,500)          (137,367)
   Equity in loss of affiliate                   (99,308)                  -           (250,000)                  -
                                               ----------         ----------         -----------        ------------
      Net loss                               $(3,620,775)       $(4,300,676)        $(7,081,393)       $(9,030,710)
                                            =============       ===========         ===========       =============
Dividends on redeemable convertible
   preferred stock                                      -        (1,116,369)                   -       (21,865,623)
                                             ------------        -----------        ------------       ------------
Net loss attributable to common
   stockholders                              $(3,620,775)       $(5,417,045)        $(7,081,393)      $(30,896,333)
                                            =============       ===========         ===========       =============
Net loss attributable to common
   stockholders per share (basic and
   diluted)                                       $(6.34)            $(5.73)            $(12.76)           $(36.82)
Weighted average common shares
   outstanding (basic and diluted)                571,468            945,716             555,126            839,040


   The accompanying notes are an integral part of these financial statements.



                                VARIAGENICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    1999                 2000
                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $(7,081,393)        $(9,030,710)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                                      328,364             470,888
      Accrued interest on convertible notes payable converted to
        redeemable convertible preferred stock                                           238,383                   -
      Non-cash compensation expense                                                      221,924           3,463,249
      Equity in loss of affiliate                                                        250,000                   -
      Common stock issued for license agreement                                                -             428,100
      Warrants issued for interest expense                                               793,264
      Changes in assets and liabilities:
        Prepaid expenses and other current assets                                         30,046         (1,147,452)
        Other assets                                                                     108,580
        Accounts payable                                                                 242,156             570,545
        Accrued expenses                                                                 442,416             421,647
        Deferred revenue                                                                       -               (333)
                                                                                     -----------         -----------
            Net cash used for operating activities                                   (4,426,260)         (4,824,066)
                                                                                     -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturity of short-term investments                                                          -           2,500,000
   Acquisition of property and equipment                                               (463,829)           (274,375)
   Reimbursement from lessor                                                             246,327                   -
   Cash paid for acquisitions and equity investments                                   (250,000)                   -
                                                                                      ----------           ---------
            Net cash (used for) provided by investing activities                       (467,502)           2,225,625
                                                                                      ----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                                               (77,213)           (309,942)
   Repayment of line of credit                                                          (27,273)            (54,545)
   Proceeds from issuance of notes payable to stockholders                             4,264,601                   -
   Proceeds from issuance of preferred stock, net of issuance costs                            -          19,905,423
   Proceeds from issuance of common stock                                                    268             123,983
   Proceeds from exercise of warrants                                                          -           2,420,805
                                                                                      ----------          ----------
            Net cash provided by financing activities                                  4,160,383          22,085,724
                                                                                      ----------         -----------
Net (decrease) increase in cash and cash equivalents                                   (733,379)          19,487,283
Cash and cash equivalents at beginning of period                                         733,979           1,827,519
                                                                                     -----------         -----------
Cash and cash equivalents at end of period                                                  $600         $21,314,802
                                                                                     ===========         ===========


  The accompanying notes are an integral part of these financial statements.

                                VARIAGENICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

        Variagenics, Inc. (the "Company") was incorporated in Delaware on December 7, 1992. The Company was originally formed to develop a pharmacogenomic approach to cancer therapy. The Company has broadened that focus to discover genetic variations characterized by SNPs and other genetic differences. The Company will use this information to optimize drugs in development, develop new drug targets and bring diagnostic products to market. Prior to January 1, 2000, the company was in the development stage and, accordingly, presented financial statements as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7.

        The Company has incurred losses since its inception and, as of June 30, 2000, had an accumulated stockholders' deficit of $43.9 million. Additional operating losses are anticipated through at least the end of 2001, as the Company expands the commercialization of its products and services to the clinical research market and fully implements its business strategy. This expansion is expected to result in increases in research and development, marketing and sales, and general and administrative expenses.

        Management believes that the Company's cash reserves, including the net proceeds from the sale of stock (see Note 7) and expected short-term revenue will be sufficient to fund operations at least through the year 2002. During or after this period, if cash generated by operations is insufficient to satisfy liquidity requirements, the Company may need to issue additional equity or debt securities or obtain additional credit arrangements.

        The Company is subject to risks common to companies in the industry including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with FDA and other governmental regulations.

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Interim results are not necessarily indicative of results that may be expected for a full year. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (No. 333-33558) which was declared effective by the Securities and Exchange Commission on July 20, 2000.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NET LOSS PER SHARE AND COMPREHENSIVE LOSS

        Net loss per share is computed under SFAS No. 128 "Earnings Per Share." Basic net loss per share is computed using the weighted average number of shares of common stock outstanding, excluding unvested restricted stock. Diluted net loss per share does not differ from basic net loss per share since potential common shares are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Comprehensive loss is equal to net loss for all years presented.

        The following potentially dilutive common shares were excluded because their effect was antidilutive (in thousands):

                                                                       JUNE 30, 1999   JUNE 30, 2000
                                                                       -------------   -------------
              Convertible notes payable                                        6,322               -
              Redeemable convertible preferred stock                           2,840          15,542
              Convertible preferred stock                                         78               -
              Stock options                                                      982           2,778
              Warrants                                                           287           1,322
              Unvested restricted stock                                           50              24

        PRO FORMA BALANCE SHEET

        In March 2000, the Board of Directors authorized management of the Company to file a Registration Statement with the Securities and Exchange Commission for the Company to sell shares of its common stock in an initial public offering ("IPO"). The IPO contemplated by that Registration Statement was effective at July 20, 2000 (see Note 7). The pro forma balance sheet has been prepared at June 30, 2000 to reflect: (1) the net proceeds from the sale of common stock in the IPO and the concurrent private placement of shares at an IPO price of $14.00 per share, after deducting underwriting discounts and commissions and estimated offering expenses, (2) the conversion of all redeemable convertible preferred stock into common stock and (3) the change in the number of authorized common shares concurrent with the IPO.

        NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

        In March 2000, the FASB issued FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation and interpretation of Accounting Principles Board ("APB") Opinion 25". FIN 44 clarifies the application of APB Opinion 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                         1999               2000
                                                                         ----               ----
       Acquisition of property and equipment under capital lease        $  -          $1,200,000
         agreements

4.   COMMON STOCK

        EXERCISE OF WARRANTS

        In May 2000, warrant holders exercised warrants to purchase 610,949 shares of the Company's Series E preferred stock and 275,066 shares of common stock, both at exercise prices of $2.73 per share. Net cash proceeds to the Company aggregated $2.4 million.


        EMPLOYEE STOCK PURCHASE PLAN

        On May 15, 2000, the Board of Directors approved the Variagenics, Inc. 2000 Employee Stock Purchase Plan, subject to stockholder approval. This plan allows employees of the Company to purchase common stock through payroll deductions for 85% of fair market value. The Board of Directors authorized reserving 475,800 shares of common stock for issuance under this plan.

        STOCK AND OPTIONS ISSUED

        In conjunction with entering into a license agreement with an academic institution in June 2000, the Company issued 35,685 shares of common stock. The Company recorded an expense of $0.4 million in the second quarter of 2000 related to this agreement. Also in May and June 2000, the Company issued 173,667 common stock options to employees and directors at an exercise price of $3.78. As the exercise price is lower than the fair value of the underlying stock on the grant date, the Company recorded deferred compensation of $1.4 million which will be amortized over the vesting period. Additionally, the Company issued 118,950 common stock options to a consultant at an exercise price of $3.78. As these options vest over four years, the Company will be required to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting date. The compensation charge recorded for these non-employee options for the three months ended June 30, 2000 was $0.1 million.

        For the six months ended June 30, 2000, the Company recorded compensation expense of $2.8 million and $0.7 million for options and stock granted to employees and non-employees, respectively.

        STOCK SPLIT

        On June 15, 2000, the Board of Directors of the Company authorized a
1.1895 to 1 stock split. All share and per share information have been retroactively restated to reflect the stock split.

5.   ALLIANCE AGREEMENT

        In June 2000, the Company entered into an alliance agreement with Waters Technologies Corporation ("Waters"), a life science company, whereby Waters will manufacture, distribute and sell consumable reagent kits for use in the Company's NuCleave DNA analysis system. Under the terms of a related stock purchase agreement, an affiliate of Waters will make a direct investment of $7.5 million in the Company at the time of the Company's IPO at the offering price per share. In addition, the agreement provides for payments of up to $7.0 million and royalties to the Company on sales of the kits. At the Company's IPO, the Company will issue to Waters common stock warrants equal to 15% of the shares purchased by Waters in the direct investment. The value of the warrants at issuance will be recorded as a reduction of the revenue recognized by the Company. Upon receiving approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in July, 2000, Waters completed its direct investment and made an initial payment of $3.0 million. This payment will be recognized in revenue over the development period of the alliance. (See Note 7)

6.   COMMITMENTS AND CONTINGENCIES

        LEASE LINES OF CREDIT

        During the three months ended June 30, 2000, the Company increased its borrowings under an existing equipment lease agreement to finance the purchase of $1,200,000 of equipment.


7.   SUBSEQUENT EVENTS

        INITIAL PUBLIC OFFERING

        On July 26, 2000, the Company completed an initial public offering in which it sold 5,000,000 shares of common stock at $14.00 per share for net proceeds of approximately $64.0 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's redeemable convertible preferred stock converted into 15,542,181 shares of common stock.

Concurrent with the closing of the offering, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares at $14.00 per share, resulting in proceeds (net of underwriting discounts and commissions) of $9,765,000. A vote of the Company's shareholders in July, 2000 increased the number of authorized shares of common stock to 70,000,000 and preferred stock to 5,000,000 in anticipation of the IPO.

        WATERS TRANSACTIONS

        Pursuant to the alliance agreement discussed in Note 5, on July 26, 2000, the Company received $7,500,000 from Waters for the purchase of 535,714 shares of the Company's common stock and a $3,000,000 payment due to the Company upon receipt of approval under the Hart-Scott-Rodino Act. Concurrent with the share purchase, the Company issued to Waters a warrant to purchase 80,357 shares of common stock at $14.00 per share, the IPO price.

        OPTION GRANTS

        In July, 2000, the Company issued 189,725 common stock options to employees and directors at an exercise price equal to the IPO price. As the exercise price is equal to the fair value of the underlying stock at the grant date, there will be no deferred compensation charge associated with these option grants.

        INVESTMENT IN NOVA MOLECULAR, INC.

        In August, 2000, SignalGene, Inc. ("SGI") of Montreal, Canada, announced its intent to merge with Nova Molecular, Inc. ("NMI"), an entity in which the Company holds a minority interest. Under the proposed transaction between SGI and NMI, the Company would receive a cash payment at the closing for its shares of NMI. The amount of this payment would be recorded as a gain, since the investment in NMI was reduced to zero in 1999 by recording the Company's equity in NMI's losses. The transaction is expected to close on or before September 28, 2000, and is subject to satisfactory completion of due diligence and receipt of appropriate regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE SECTIONS OF OUR REGISTRATION STATEMENT ON FORM S-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND DECLARED EFFECTIVE ON JULY 20, 2000, AS AMENDED, ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE.

OVERVIEW

        We are engaged in developing technologies for the discovery and commercialization of drugs and diagnostics based on genetic differences among individuals. As a pharmacogenomics company offering a full range of solutions to support key steps of the drug discovery and development process, we discover genetic variations characterized by the most common form of genetic variability, single nucleotide polymorphisms, or SNPs, and other genetic differences and use this information to improve and enhance drugs in development and develop new drug targets. We also intend to use our technology to bring high-value diagnostic products to market. We have developed our NuCleave-TM- proprietary method for testing genes using mass spectrometry, a tool used to measure molecular weight, for use in clinical research, and we develop assays which may be used as diagnostics. From inception in December 1992 through 1996, the main focus of our research activities was directed toward developing a pharmacogenomic approach to cancer therapy. In 1996 that focus was broadened to include SNP discovery and development of pharmacogenomic technologies. Since our inception in 1992, our operating activities have been primarily devoted to research and development, recruiting personnel, raising capital, acquiring assets and business development. In the second half of 1999, we recognized revenue from our first commercial collaboration.

        We have incurred losses since our inception and, as of June 30, 2000, we had an accumulated stockholders' deficit of $43.9 million. We anticipate incurring additional operating losses through at least the end of 2001, as we expand the commercialization of our products and services to the clinical research market and we fully implement our business strategy. This expansion is expected to result in increases in research and development, marketing and sales, and general and administrative expenses. Payments under contracts, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

SOURCES OF REVENUE AND REVENUE RECOGNITION

        Our revenue to date has been generated from collaborations and research grants from a governmental agency. We recognize revenue from collaborations and grants in the period in which our specific performance obligations under the terms of the contracts are satisfied and related costs are incurred. Payments received in advance under agreements are recorded as deferred revenue until earned.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Revenues totaled $0.1 million for each of the three month periods ended June 30, 2000 and 1999. Revenues for the quarter ended June 30, 2000 were from collaborations and revenues for the quarter ended June 30, 1999 were from a Small Business Innovation and Research grant from the National Institute of Health.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, consumable laboratory supplies, facilities and equipment expenses, license fees and fees paid to scientific advisors, consultants and sponsored research providers. We expense our research and development costs as they are incurred. Research and development expenses increased to $2.6 million for the quarter ended June 30, 2000 from $1.7 million for the quarter ended June 30, 1999. The increase was due primarily to increased stock-based compensation expense relating to option grants of approximately $0.3 million from the quarter ended June 30, 1999, and to license fees of $0.4 million recognized in the quarter ended June 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, business development, finance and other administrative personnel, facility operations and equipment costs, legal expenses for general legal activities and preparation of intellectual property filings, recruiting and marketing. General and administrative expenses increased to $2.1 million for the quarter ended June 30, 2000 from $1.4 million for the comparable period of 1999. The increase in general and administrative expense was primarily due to increased stock-based compensation expense of approximately $0.9 million from the same quarter in 1999.

        We recognized $1.3 million in the quarter ended June 30, 2000 and $0.1 million in the quarter ended June 30, 1999, in equity-related charges resulting from grants of options and stock to employees and options and restricted stock to non-employees. These charges are included in research and development or general and administrative expenses depending upon the nature of the work performed by the individuals receiving the grants. We incurred expenses of $1.5 million for the three month period June 30, 2000, related to the issuance of stock options to employees. The options granted to employees generally vest over four years, which will result in additional compensation expense of $23.3 million for periods subsequent to June 30, 2000.

        We recorded a decrease to expense of $0.2 million in the second quarter of 2000 as compared to additional expense of $0.1 million in the second quarter of 1999, related to restricted stock and options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the income or expense we will recognize in future periods because the amount expensed will depend on a number of variables, including our stock price. The expense reduction in the second quarter of 2000 is due to a decrease in the estimated fair value of our common stock versus the first quarter.

INTEREST INCOME. Interest income increased to $291,000 for the second quarter of 2000 from $18,000 for the comparable quarter in 1999 due to the increase in cash from the sale of our Series F redeemable convertible preferred stock in March 2000.

INTEREST EXPENSE. Interest expense decreased to $0.1 million for the second quarter of 2000 from $0.6 million for the comparable quarter in 1999 due to interest from convertible notes and warrants recorded in the 1999 quarter. These obligations were no longer outstanding in the year 2000 period.

NET LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. The net loss increased to $4.3 million for the second quarter of 2000 from $3.6 million for the comparable quarter in 1999 primarily due to the reasons listed above, partially offset by the equity in loss of affiliate of $0.1 million in 1999. The net loss attributable to common stockholders for the quarter ended June 30, 2000 reflects the accretion of $1.1 million of dividends on outstanding redeemable convertible preferred stock.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Revenues totaled $0.3 million for the six months ended June 30, 2000, an increase of $0.1 million over the comparable period in 1999. Revenues for the period ended June 30, 2000 were from collaborations and revenues for the period ended June 30, 1999 were from a Small Business Innovation and Research grant from the National Institute of Health.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, consumable laboratory supplies, facilities and equipment expenses, license fees and fees paid to scientific advisors, consultants and sponsored research providers. We expense our research and development costs as they are incurred. Research and development expenses increased to $5.3 million for the six months ended June 30, 2000 from $3.4 million for the six months ended June 30, 1999. The increase was due primarily to increased stock-based compensation expense relating to option grants of approximately $1.2 million from the six month period ended
June 30, 1999, and to license fees of $0.4 million recognized in the quarter ended June 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, business development, finance and other administrative personnel, facility operations and equipment costs, legal expenses for general legal activities and preparation of intellectual property filings, recruiting and marketing. General and administrative expenses increased to $4.3 million for the six months ended June 30, 2000 from $2.6 million for the comparable period of 1999. The increase in general and administrative expense was primarily due to increased stock-based compensation expense of approximately $2.1 million offset by a $0.2 million decrease in payroll and related expenses from the same period in 1999.

        We recognized $3.5 million in the six months ended June 30, 2000 and $0.2 million in the six months ended June 30, 1999, in equity-related charges resulting from grants of options and stock to employees and options and restricted stock to non-employees. These charges are included in research and development or general and administrative expenses depending upon the nature of the work performed by the individuals receiving the grants. We incurred expenses of $2.8 million for the six month period June 30, 2000, related to the issuance of stock options to employees.

        We also incurred expenses of $0.7 million in the first six months of 2000 and $0.2 million in the first six months of 1999, related to restricted stock and options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the amount expensed will depend on a number of variables, including our stock price.

INTEREST INCOME. Interest income increased to $406,000 for the first half of 2000 from $33,000 for the comparable period in 1999 due to the increase in cash from the sale of our Series F redeemable convertible preferred stock in March 2000.

INTEREST EXPENSE. Interest expense decreased to $0.1 million for the first half of 2000 from $1.1 million for the comparable period in 1999 due to interest from convertible notes and warrants recorded in the 1999 quarter. These obligations were no longer outstanding in the year 2000 period.

NET LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. The net loss increased to $9.0 million for the first six months of 2000 from $7.1 million for the comparable period in 1999 primarily due to the reasons listed above, partially offset by the equity in loss of affiliate of $0.3 million in 1999. In March 2000, we issued redeemable convertible preferred stock at $4.29 per share for net proceeds of $19.9 million. The issuance of these shares resulted in a beneficial conversion feature, which we recorded as a dividend of $19.9 million to the preferred holders. Coupled with the accretion of dividends on redeemable convertible preferred stock of $2.0 million for the first half of 2000, this increased the loss attributable to common stockholders for the period to $30.9 million.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $21.3 million at June 30, 2000, an increase of $19.5 million from December 31, 1999. For the first six months of 2000, we used $4.8 million for operations, which consisted of the net loss of $9.0 million offset by non-cash compensation expense of $3.5 million, the issuance of $0.4 million in common stock in exchange for a license agreement, and depreciation and amortization of $0.5 million. We used $0.3 million to purchase fixed assets and received $22.1 million from our financing activities, which included $19.9 million in net proceeds from our sale of Series F redeemable convertible preferred stock, $1.7 million of proceeds from the exercise of preferred stock warrants, and $0.9 million of proceeds from the exercise of common stock options and warrants.

        On July 26, 2000, the Company completed an initial public offering in which it sold 5,000,000 shares of common stock at $14.00 per share for net proceeds of approximately $64 million, net of underwriting discounts, commissions and other offering costs. Concurrent with the closing of the offering, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares at $14.00 per share, resulting in proceeds, net of underwriting discounts and commissions, of approximately $9.8 million.

        In June 2000, we entered into an alliance agreement with Waters Technologies Corporation which provides for an equity investment in the Company and payments to us of up to $7.0 million. Pursuant to this agreement, upon receipt of approval under the Hart-Scott-Rodino Act in July 2000, the Company received $7.5 million from Waters for the purchase of 535,714 shares of the Company's common stock at the IPO price of $14.00 per share and also received a $3.0 million initial alliance payment.

        We believe that our cash reserves, including the net proceeds from the sale of our stock and our expected short-term revenue will be sufficient to fund our operations at least through the year 2002. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

        We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

  -    our ability to enter into additional collaborative agreements;

  -    competing technological and market developments;

  -    changes in our existing collaborative relationships;

  - the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

  -    the purchase of additional capital equipment;

  -    the expansion of our facilities;

  - the progress of our existing and future milestone and royalty producing activities; and

  - the availability of additional funding, if necessary, and if at all, on favorable terms.

IMPACT OF INFLATION

        We do not believe inflation has had a material impact on our business or operating results during the periods presented.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this report generally. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in this report.

        Although we believe the expectations reflected in the forward-looking statements are reasonable, they related only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectation. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than one year. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The fair value of these securities approximates their cost.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        We are not involved in any legal proceedings that are material to our business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Prior to the effectiveness of our Registration Statement on Form S-1, we amended our Restated Certificate of Incorporation to effect a 1.1895-for-1 stock split of our issued and outstanding shares of common stock and to change our authorized capital stock to 25,000,000 shares of common stock, giving effect to the stock split. Upon the completion of our initial public offering, we restated our Certificate of Incorporation to change our authorized capital stock to 70,000,000 shares of common stock and 5,000,000 shares of preferred stock. Under the terms of our Restated Certificate of Incorporation, the Board of Directors will be authorized to issue up to 5,000,000 shares of preferred stock in one or more series without stockholder approval. The Board of Directors also has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of any preferred stock that the Board may designate in the future.

          Upon the closing of our initial public offering, all of our outstanding shares of Preferred Stock were automatically converted into 15,542,181 shares of Common Stock.

          Upon the closing of our initial public offering, we amended and restated our Bylaws. Our Bylaws now provide for a classified Board of Directors in which the Board is divided into three classes with staggered three-year terms. Any vacancy may only be filled by a vote of the majority of the directors then in office. In contrast to the Bylaws which were in effect prior to our initial public offering, the amended and restated Bylaws provide that stockholders can only take action an an annual meeting or special meeting, and not by written action in lieu of a meeting. The amended and restated Bylaws also provide limitations upon stockholders' ability to call special meetings of stockholders and impose advance notice and information disclosure requirements for stockholder proposals.

          The classification of the Board of Directors, the limitation on filling of vacancies and the advance notice and information disclosure requirements for stockholder proposals could make it more difficult for a third party to acquire, or discourage a third party from acquiring, control of our Company. Finally, although Delaware law provides generally that a majority of shares entitled to vote on any matter is required to amend a corporation's certificate of incorporation or by-laws, our amended and restated Bylaws require the affirmative vote of holders of at least 70% of the votes which all stockholders would be entitled to cast in any annual election of directors or class of directors to amend or repeal any of the provisions of our amended and restated Bylaws.

     (b)  Not applicable.

     (c) Recent Sales of Unregistered Securities. In June 2000, we issued 35,685 shares of our common stock to an academic institution in connection with a licensing agreement. During the quarter ended June 30, 2000, employees, former employees and consultants exercised options to purchase 45,889 shares of common stock for an aggregate purchase price of $23,010. During the quarter ended June 30, 2000, holders of Preferred Stock Purchase Warrants exercised Warrants for 610,949 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $1,669,259. During the quarter ended June 30, 2000, holders of Common Stock Purchase Warrants exercised Warrants for 275,066 shares of Common Stock for an aggregate purchase price of $751,546. During the quarter ended June 30, 2000, we granted options to purchase an aggregate of 292,617 shares of common stock to employees, directors and consultants at an exercise price of $3.78 per share.

          The securities issued in the foregoing transactions were either (i) offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or (ii) in the case of certain options to purchase shares of common stock and shares of common stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act. No underwriters were involved in the foregoing sales of securities.

     (d) Use of Proceeds from Sale of Registered Securities. On July 20, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared a Registration Statement on Form S-1 (No.333-33558) effective that registered 5,750,000 shares of our common stock. The managing underwriters were Credit Suisse First Boston Corporation, Chase Securities Inc. and SG Cowen Securities Corporation. On July 26, 2000, we sold 5,000,000 of such shares of our common stock at an initial public offering price of $14.00 per share, generating gross offering proceeds of $70,000,000. After deducting $4,900,000 in underwriting discounts and approximately $1,100,000 in other related expenses, the net proceeds to the Company were approximately $ 64,000,000. On July 26, 2000, we sold an additional 750,000 shares of Common Stock at the initial public offering price of $14.00 per share pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross offering proceeds of $10,500,000. After deducting $735,000 in underwriting discounts, the additional net proceeds to the Company were $9,765,000.

          The proceeds from our initial public offering have been invested in money market funds and corporate obligations. We intend to use the net proceeds for general corporate purposes, including research and development and potential acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to the consummation of our initial public offering on July 26, 2000, the stockholders took the following actions by written consent in lieu of a special meeting in accordance with the General Corporation Law of the State of Delaware and the By-Laws of the Company:

On July 10, 2000 stockholders representing approximately 94.4% of our outstanding shares entitled to vote acted to:

     - elect Anthony H. Wild, Ph.D. and William A. Scott, Ph.D. to our Board of Directors;

     - increase the number of shares subject to our 1997 Employee, Director and Consultant Stock Option Plan from 2,497,950 to 4,758,000 shares;

     -    adopt the 2000 Employee Stock Purchase Plan;

     - amend our Restated Certification of Incorporation to effect a 1.1895-for-1 stock split of our issued and outstanding shares of Common Stock prior to the effectiveness of our Registration Statement on Form S-1 and change our authorized capital stock to 25,000,000 shares of common stock, giving effect to the stock split;

     - approve amended and restated Bylaws and an amended and restated Certificate of Incorporation, each to be effective upon completion of our initial public offering; and

     - approve the division of our Board of Directors into three staggered classes, each of whose members will serve for a three year term.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.                                             DESCRIPTION
----------                                              -----------

3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)

3.2 Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)

4.1 Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)

10.1  Warrant to Purchase Stock issued to Waters Investments Limited

27    Financial Data Schedule

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the three month period ended June 30, 2000.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Variagenics, Inc.

                                     By: /S/ RICHARD P. SHEA
                                         -------------------------------------
                                         Richard P. Shea
                                         Chief Financial Officer and Treasurer
                                         (Principal accounting and
                                          finance officer)

Date:  September 1, 2000

                                  EXHIBIT INDEX

EXHIBIT NO.                                                      DESCRIPTION
----------                                                       -----------

3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)

3.2 Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)

4.1 Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)

10.1  Warrant to Purchase Stock issued to Waters Investments Limited

27    Financial Data Schedule