Form 10-Q
period 2000-09-30
VARIAGENICS INC
filed 2000-11-14
CIK 1043082

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/x/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

         For the quarterly period ended:  September 30, 2000

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

         For the transition period from __________ to_________


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

         Yes  /x/       No / /

23,108,296 shares of Common Stock, par value $.01 were outstanding on November 9, 2000.

                                VARIAGENICS, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                       PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Balance Sheets as of December 31, 1999 and September 30, 2000..................................      1
   Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 2000.......      2
   Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 2000.................      3
   Notes to Financial Statements..................................................................     4-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....     8-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................      13


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................      14

Item 2.  Changes in Securities and Use of Proceeds................................................    14-15

Item 3.  Defaults Upon Senior Securities..........................................................      15

Item 4.  Submission of Matters to a Vote of Security Holders......................................      15

Item 5.  Other Information........................................................................      15

Item 6.  Exhibits and Reports on Form 8-K.........................................................      16

Signature.........................................................................................      17

Exhibit Index.....................................................................................      18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                VARIAGENICS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                             DECEMBER 31,       SEPTEMBER 30,
                                                                                 1999                2000
                                                                             ------------       -------------

ASSETS
Current assets:
   Cash and cash equivalents                                                   $1,827,519         $95,357,638
   Short-term investments                                                       2,500,000           6,379,713
   Prepaid expenses and other current assets                                      194,195           1,166,230
                                                                             ------------       -------------
      Total current assets                                                      4,521,714         102,903,581
Restricted cash                                                                 1,000,000           1,000,000
Property and equipment, net                                                     3,753,586           4,687,684
Other assets                                                                      127,850              99,100
                                                                             ------------       -------------
    Total assets                                                               $9,403,150        $108,690,365
                                                                             ============       =============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
   STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                              $314,984            $569,455
   Accrued expenses and other liabilities                                         740,332             929,162
   Deferred revenue                                                                42,000           2,053,649
   Current portion of capital lease obligations                                   515,831             891,861
   Line of credit, current portion                                                109,091             109,091
                                                                             ------------       -------------
      Total current liabilities                                                 1,722,238           4,553,218
Capital lease obligations                                                         877,463           1,062,275
Line of credit                                                                    100,000              18,182
Commitments and contingencies
Redeemable convertible preferred stock, $.01 par value; 11,576,461 shares authorized and 10,266,584 shares issued and outstanding at
   December 31, 1999                                                           29,093,692                  --

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.01 par value; 14,324,316 and 70,000,000 shares authorized, 750,105 and 23,102,902 shares issued and
      outstanding at December 31, 1999 and September 30, 2000,                      7,501             231,029
      respectively
   Additional paid-in capital                                                  18,822,467         174,567,162
   Accumulated deficit                                                        (34,894,856)        (50,089,129)
   Deferred compensation                                                       (6,325,355)        (21,652,372)
                                                                             ------------       -------------
      Total stockholders' equity (deficit)                                    (22,390,243)        103,056,690
                                                                             ------------       -------------
        Total liabilities, redeemable convertible preferred stock
       and stockholders' equity (deficit)                                      $9,403,150        $108,690,365
                                                                             ============       =============

              The accompanying notes are an integral part of these
                             financial statements.

                                VARIAGENICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                         1999              2000                 1999                2000
                                                         ----              ----                 ----                ----

Revenue                                                $85,154            $763,402            $258,587         $1,038,630
Costs and expenses:
   Research and development                          1,891,694           3,681,690           5,274,471          8,964,084
   General and administrative                        3,747,922           4,484,787           6,303,992          8,776,588
                                                   -----------         -----------        ------------       ------------
      Loss from operations                          (5,554,462)         (7,403,075)        (11,319,876)       (16,702,042)
Other income (expense):
   Interest income                                      67,860           1,300,994             100,380          1,706,619
   Interest expense                                   (362,815)            (61,482)         (1,461,315)          (198,850)
   Equity in loss of affiliate                              --                  --            (250,000)                --
                                                   -----------         -----------        ------------       ------------

      Net loss                                     $(5,849,417)        $(6,163,563)       $(12,930,811)      $(15,194,273)
                                                   ===========         ===========        ============       ============
Dividends on redeemable convertible
   preferred stock                                   (811,433)           (240,581)           (811,433)       (22,106,204)
                                                   -----------         -----------        ------------       ------------

Net loss attributable to common stockholders
                                                  $(6,660,850)        $(6,404,144)       $(13,742,244)      $(37,300,477)
                                                   ===========         ===========        ============       ============

Net loss attributable to common stockholders
   per share (basic and diluted)                      $(10.75)             $(0.35)            $(23.82)            $(5.56)

Weighted average common shares outstanding
   (basic and diluted)                                 619,833          18,258,810             576,952          6,709,439

              The accompanying notes are an integral part of these
                             financial statements.

                                VARIAGENICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             1999               2000
                                                                                             ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $(12,930,811)     $(15,194,273)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                                           471,210           758,872
      Accrued interest on convertible notes payable converted to redeemable
        convertible preferred stock                                                           296,967                --
      Non-cash compensation expense                                                         1,516,755         7,712,270
      Equity in loss of affiliate                                                             250,000                --
      Non-cash charge for preferred stock issued to cancel agreements with
        affiliate and affiliate's investors                                                 1,040,000                --
      Common stock issued for license agreement                                                    --           428,100
      Warrants issued for interest expense                                                  1,050,533                --
      Deferred revenue from alliance payment                                                       --         2,491,150
      Changes in assets and liabilities:
        Prepaid expenses and other current assets                                              72,575          (972,035)
        Other assets                                                                           86,579            (5,000)
        Accounts payable                                                                     (409,919)          254,471
        Accrued expenses                                                                      348,641           188,830
        Deferred revenue                                                                       41,666            20,499
                                                                                          -----------       -----------
            Net cash used for operating activities                                         (8,165,804)       (4,317,116)
                                                                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturity of short-term investments                                                              --         2,500,000
   Purchase of short-term investments                                                      (6,607,473)       (6,379,713)
   Acquisition of property and equipment                                                     (609,382)         (579,220)
   Reimbursement from lessor                                                                  273,098                --
   Cash paid for equity investment                                                           (250,000)               --
                                                                                          -----------       -----------
            Net cash used for investing activities                                         (7,193,757)       (4,458,933)
                                                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                                                    (118,372)         (519,158)
   Repayment of line of credit                                                               (354,334)          (81,818)
   Proceeds from issuance of notes payable to stockholders                                  4,665,000                --
   Proceeds from issuance of preferred stock, net of issuance costs                        10,630,808        19,905,423
   Proceeds from issuance of common stock                                                         168           161,279
   Proceeds from exercise of warrants                                                              --         2,570,257
   Proceeds from initial public offering, net of issuance costs                                    --        73,053,910
   Proceeds from private placement of common stock, net of issuance costs                          --         7,216,275
                                                                                          -----------       -----------
            Net cash provided by financing activities                                      14,823,270       102,306,168
                                                                                          -----------       -----------
Net (decrease) increase in cash and cash equivalents                                         (536,291)       93,530,119
Cash and cash equivalents at beginning of period                                              733,979         1,827,519
                                                                                          -----------       -----------
Cash and cash equivalents at end of period                                                   $197,688       $95,357,638
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

         The Company has incurred losses since its inception and, as of September 30, 2000, had an accumulated deficit of $50.1 million. Additional operating losses are anticipated through at least the end of 2001, as the Company expands the commercialization of its products and services to the clinical research market and fully implements its business strategy. This expansion is expected to result in increases in research and development, marketing and sales, and general and administrative expenses.

         Management believes that the Company's cash reserves, including the net proceeds from the sale of stock (see Note 6) and expected short-term revenue will be sufficient to fund operations at least through the year 2002. During or after this period, if cash generated by operations is insufficient to satisfy liquidity requirements, the Company may need to issue additional equity or debt securities or obtain additional credit arrangements.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NET LOSS PER SHARE AND COMPREHENSIVE LOSS

         Net loss per share is computed under SFAS No. 128 "Earnings Per Share." Basic net loss per share is computed using the weighted average number of shares of common stock outstanding, excluding unvested restricted stock. Diluted net loss per share does not differ from basic net loss per share since potential common shares are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Comprehensive loss is equal to net loss for all periods presented.

         The following potentially dilutive common shares were excluded because their effect was antidilutive (in thousands):


                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                          1999           2000
                                                          ----           ----

Redeemable convertible preferred stock                   10,267              --
Stock options                                             1,695           2,968
Warrants                                                  2,241           1,311
Unvested restricted stock                                    40              --
Employee stock purchase plan                                 --               4

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

3. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                         1999               2000
                                                                         ----               ----

Acquisition of property and equipment under capital lease               $ --             $1,200,000
   agreements

4. COMMON STOCK

         STOCK AND OPTIONS ISSUED

         For the nine months ended September 30, 2000, the Company recorded compensation expense of $5.5 million and $2.2 million for options and stock granted to employees and non-employees, respectively.


5. ALLIANCE AGREEMENT

         In June 2000, the Company entered into an alliance agreement with Waters Technologies Corporation ("Waters"), a life science company, whereby Waters will manufacture, distribute and sell consumable reagent kits for use in the Company's NuCleave DNA analysis system. Pursuant to this agreement, on July 26, 2000, the Company received $7,500,000 from Waters for the purchase of 535,714 shares of the Company's common stock and a $3,000,000 payment due to the Company upon receipt of approval under the Hart-Scott-Rodino Act. Concurrent with the share purchase, the Company issued to Waters a warrant to purchase 80,357 shares of common stock at $14.00 per share, the IPO price. The $3,000,000 payment was recorded as deferred revenue, and the warrants were valued at $500,000, which was recorded as a reduction of deferred revenue. For the three months ended September 30, 2000, $508,850 has been recognized as revenue under this agreement. The net deferred revenue is being recognized in revenue over the development period of the alliance. The alliance agreement further provides for payments to the Company based on the achievement of certain milestones, and royalties on annual sales of product.

6. INITIAL PUBLIC OFFERING

         On July 26, 2000, the Company completed an initial public offering in which it sold 5,000,000 shares of common stock at $14.00 per share. Concurrent with the closing of the offering, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares at $14.00 per share. Net proceeds from the offering and over-allotment option were approximately $73.1 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's redeemable convertible preferred stock converted into 15,542,181 shares of common stock. A vote of the Company's shareholders in July, 2000 increased the number of authorized shares of common stock to 70,000,000 and preferred stock to 5,000,000 in anticipation of the IPO.


7.  INVESTMENT IN NOVA MOLECULAR, INC.

         In August, 2000, SignalGene, Inc. ("SGI") of Montreal, Canada, announced its intent to merge with Nova Molecular, Inc. ("NMI"), an entity in which the Company holds a minority interest. In September, 2000, SGI withdrew the offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE SECTIONS OF OUR REGISTRATION STATEMENT ON FORM S-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND DECLARED EFFECTIVE ON JULY 20, 2000, AS AMENDED, ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS".

OVERVIEW

         We are engaged in developing technologies for the discovery and commercialization of drugs and diagnostics based on genetic differences among individuals. As a pharmacogenomics company offering a full range of solutions to support key steps of the drug discovery and development process, we discover genetic variations characterized by the most common form of genetic variability, single nucleotide polymorphisms, or SNPs, and other genetic differences and use this information to improve and enhance drugs in development and develop new drug targets. We also intend to use our technology to bring high-value diagnostic products to market. We have developed our NuCleaveTM proprietary method for testing genes using mass spectrometry, a tool used to measure molecular weight, for use in clinical research, and we develop assays which may be used as diagnostics. From inception in December 1992 through 1996, the main focus of our research activities was directed toward developing a pharmacogenomic approach to cancer therapy. In 1996 that focus was broadened to include SNP discovery and development of pharmacogenomic technologies. Since our inception in 1992, our operating activities have been primarily devoted to research and development, recruiting personnel, raising capital, acquiring assets and business development. In the second half of 1999, we recognized revenue from our first commercial collaboration.

         We have incurred losses since our inception and, as of September 30, 2000, we had an accumulated deficit of $50.1 million. We anticipate incurring additional operating losses through at least the end of 2001, as we expand the commercialization of our products and services to the clinical research market and we fully implement our business strategy. This expansion is expected to result in increases in research and development, marketing and sales, and general and administrative expenses. Payments under contracts, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

 REVENUES. Revenues increased to $0.8 million for the quarter ended September 30, 2000 from $0.1 million for the quarter ended September 30, 1999. Revenues for the quarter ended September 30, 2000 were from: a continuing collaboration with Covance, Inc., a new alliance with Waters Technologies Corporation, and revenues earned under our Variagenics Impact Program. In June 2000, we entered into an alliance agreement with Waters Technologies Corporation which provides for an equity investment in the Company and payments to us of up to $7.0 million. The alliance agreement further provides for payments to the Company based on the achievement of certain milestones, and royalties on annual sales of product. Revenues for the quarter ended September 30, 1999 were primarily from a Small Business Innovation and Research grant from the National Institute of Health.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, consumable laboratory supplies, facilities and equipment expenses, license fees and fees paid to scientific advisors, consultants and sponsored research providers. We expense our research and development costs as they are incurred. Research and development expenses increased to $3.7 million for the quarter ended September 30, 2000 from $1.9 million for the quarter ended September 30, 1999. The increase was due primarily to increased stock-based compensation expense relating to option grants of approximately $1.3 million and increased payroll and related benefits of approximately $0.3 million due to increased headcount.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, business development, finance and other administrative personnel, facility operations and equipment costs, legal expenses for general legal activities and preparation of intellectual property filings, recruiting and marketing. General and administrative expenses increased to $4.5 million for the quarter ended September 30, 2000 from $3.7 million for the comparable period of 1999. The increase in general and administrative expense was primarily due to increased stock-based compensation expense of approximately $1.7 million from the same quarter in 1999, increased payroll, related benefits and recruiting costs of approximately $0.2 million, increased business development costs of approximately $0.2 million, and patent filing costs of approximately $0.1 million offset by $1.8 million of charges in 1999 in connection with the cancellation of our agreements with Nova Molecular, Inc.

         We recognized $4.3 million in the quarter ended September 30, 2000 and $1.3 million in the quarter ended September 30, 1999, in equity-related charges resulting from grants of options and stock to employees and options and restricted stock to non-employees. These charges are included in research and development or general and administrative expenses depending upon the nature of the work performed by the individuals receiving the grants.

         We incurred expenses of $2.8 million and $0.1 million for the three month periods ended September 30, 2000 and 1999, respectively, related to the issuance of stock options to employees. The options granted to employees generally vest over four years, which will result in additional compensation expense of $21.7 million for periods subsequent to September 30, 2000. We recorded an expense of $1.5 million in the third quarter of 2000 versus $1.2 million in the third quarter of 1999, related to restricted stock and options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the income or expense we will recognize in future periods because the amount expensed will depend on a number of variables, including our stock price.

INTEREST INCOME. Interest income increased to $1.3 million for the third quarter of 2000 from $0.1 million for the comparable quarter in 1999 due to the increase in cash from the initial public offering and concurrent private placement of our common stock in July 2000.

INTEREST EXPENSE. Interest expense decreased to $0.1 million for the third quarter of 2000 from $0.4 million for the comparable quarter in 1999 due to interest from convertible notes and warrants recorded in the 1999 quarter. These obligations were no longer outstanding in the year 2000 period.

NET LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. The net loss increased to $6.2 million for the third quarter of 2000 from $5.8 million for the comparable quarter in 1999 primarily due to the reasons listed above. The net loss attributable to common stockholders for the quarters ended September 30, 2000 and 1999 reflects the accretion of $0.2 million and $0.8 million, respectively, of dividends on outstanding redeemable convertible preferred stock prior to its conversion to common stock at the initial public offering in July 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. Revenues totaled $1.0 million for the nine months ended September 30, 2000, an increase of $0.8 million over the comparable period in 1999. Revenues for the period ended September 30, 2000 were from a continuing collaboration with Covance, Inc., a new alliance with Waters Technologies Corporation, and revenues earned under our Variagenics Impact Program. Revenues for the period ended September 30, 1999 were primarily from a Small Business Innovation and Research grant from the National Institute of Health.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, consumable laboratory supplies, facilities and equipment expenses, license fees and fees paid to scientific advisors, consultants and sponsored research providers. We expense our research and development costs as they are incurred. Research and development expenses increased to $9.0 million for the nine months ended September 30, 2000 from $5.3 million for the nine months ended September 30, 1999. The increase was due primarily to increased stock-based compensation expense relating to option grants of approximately $2.4 million and increased lab materials and consumable supplies of $0.5 million versus the nine month period ended September 30, 1999, and to license fees of $0.4 million recognized in the quarter ended June 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, business development, finance and other administrative personnel, facility operations and equipment costs, legal expenses for general legal activities and preparation of intellectual property filings, recruiting and marketing. General and administrative expenses increased to $8.8 million for the nine months ended September 30, 2000 from $6.3 million for the comparable period of 1999. The increase in general and administrative expense was primarily due to increased stock-based compensation expense of approximately $3.8 million. This increase was offset by $1.8 million of charges in 1999 in connection with the cancellation of our agreements with Nova Molecular, Inc.

         We recognized $7.7 million in the nine months ended September 30, 2000 and $1.5 million in the nine months ended September 30, 1999, in equity-related charges resulting from grants of options and stock to employees and options and restricted stock to non-employees. These charges are included in research and development or general and administrative expenses depending upon the nature of the work performed by the individuals receiving the grants.

         We incurred expenses of $5.5 million and $0.1 million for the nine month periods ended September 30, 2000 and 1999, respectively, related to the issuance of stock options to employees. We also incurred expenses of $2.2 million in the first nine months of 2000 and $1.4 million in the first nine months of 1999, related to restricted stock and options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the amount expensed will depend on a number of variables, including our stock price.

INTEREST INCOME. Interest income increased to $1.7 million for the first nine months of 2000 from $0.1 million for the comparable period in 1999 due to the increase in cash from the initial public offering and concurrent private placement of our common stock in July 2000 and the sale of our Series F redeemable convertible preferred stock in March 2000.

INTEREST EXPENSE. Interest expense decreased to $0.2 million for the first nine months of 2000 from $1.5 million for the comparable period in 1999 due to interest from convertible notes and warrants recorded in the 1999 period. These obligations were no longer outstanding in the year 2000 period.

NET LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. The net loss increased to $15.2 million for the first nine months of 2000 from $12.9 million for the comparable period in 1999 primarily due to the reasons listed above, partially offset by the equity in loss of affiliate of $0.3 million in 1999. In March 2000, we issued redeemable convertible preferred stock at $4.29 per share for net proceeds of $19.9 million. The issuance of these shares resulted in a beneficial conversion feature, which we recorded as a dividend of $19.9 million to the preferred holders. Coupled with the accretion of dividends on redeemable convertible preferred stock of $2.2 million for the first nine months of 2000, this increased the loss attributable to common stockholders for the period to $37.3 million.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $95.4 million at September 30, 2000, an increase of $93.5 million from December 31, 1999. For the first nine months of 2000, we used $4.3 million for operations, which consisted of the net loss of $15.2 million offset by non-cash compensation expense of $7.7 million, deferred revenue of $2.5 million, the issuance of $0.4 million in common stock in exchange for a license agreement, and depreciation and amortization of $0.8 million. We used $3.9 million (net of $2.5 million of maturities) to purchase short-term investments, and $0.6 million to purchase fixed assets. We received $102.3 million from our financing activities, which included net proceeds of $73.1 million from our initial public offering, $19.9 million from our sale of Series F redeemable convertible preferred stock, $7.2 million from a private placement of our common stock, $2.6 million from the exercise of warrants, and $0.2 million from the exercise of common stock options.

         On July 26, 2000, the Company completed an initial public offering in which it sold 5,000,000 shares of common stock at $14.00 per share. Concurrent with the closing of the offering, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares at $14.00 per share. These transactions resulted in net proceeds of approximately $73.1 million, net of underwriting discounts, commissions and other offering costs. Pursuant to an alliance agreement, on July 26, 2000, the Company received $7,500,000 from Waters Technologies Corporation for the purchase of 535,714 shares of the Company's common stock and a $3,000,000 payment due to the Company upon receipt of approval under the Hart-Scott-Rodino Act.

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

         Although we believe the expectations reflected in the forward-looking statements are reasonable, they related only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

               Upon the closing of our initial public offering, we amended and restated our Bylaws. Our Bylaws now provide for a classified Board of Directors in which the Board is divided into three classes with staggered three-year terms. Any vacancy may only be filled by a vote of the majority of the directors then in office. In contrast to the Bylaws which were in effect prior to our initial public offering, the amended and restated Bylaws provide that stockholders can only take action at an annual meeting or special meeting, and not by written action in lieu of a meeting. The amended and restated Bylaws also provide limitations upon stockholders' ability to call special meetings of stockholders and impose advance notice and information disclosure requirements for stockholder proposals.

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

          (b)  Not applicable.

          (c) Recent Sales of Unregistered Securities. During the quarter ended September 30, 2000, employees, former employees and consultants exercised options to purchase 35,367 shares of common stock for an aggregate purchase price of $21,319. During the quarter ended September 30, 2000, holders of Common and Preferred Stock Purchase Warrants exercised Warrants for 88,613 shares of common stock for an aggregate purchase price of $150,001. During the quarter ended September 30, 2000, we granted options to purchase an aggregate of 242,572 shares of common stock to employees, directors and consultants at a weighted average exercise price of $15.33 per share.

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

          (d) Use of Proceeds from Sale of Registered Securities. On July 20, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared a Registration Statement on Form S-1 (No.333-33558) effective that registered 5,750,000 shares of our common stock. The managing underwriters were Credit Suisse First Boston Corporation, Chase Securities Inc. and SG Cowen Securities Corporation. On July 26, 2000, we sold 5,000,000 of such shares of our common stock at an initial public offering price of $14.00 per share, generating gross offering proceeds of $70,000,000. After deducting $4,900,000 in underwriting discounts and approximately $1,800,000 in other related expenses, the net proceeds to the Company were approximately $ 63,300,000. On July 26, 2000, we sold an additional 750,000 shares of Common Stock at the initial public offering price of $14.00 per share pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross offering proceeds of $10,500,000. After deducting $735,000 in underwriting discounts, the additional net proceeds to the Company were $9,765,000.

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

         On July 10, 2000 stockholders representing approximately 94.4% of our outstanding shares entitled to vote acted to:

            - elect Anthony H. Wild, Ph.D. and William A. Scott, Ph.D. to our Board of Directors;
            - increase the number of shares subject to our 1997 Employee, Director and Consultant Stock Option Plan from 2,497,950 to 4,758,000 shares;
            -  adopt the 2000 Employee Stock Purchase Plan;
            - amend our Restated Certificate of Incorporation to effect a 1.1895-for-1 stock split of our issued and outstanding shares of Common Stock prior to the effectiveness of our Registration Statement on Form S-1 and change our authorized capital stock to 25,000,000 shares of common stock, giving effect to the stock split;
            - approve amended and restated Bylaws and an amended and restated Certificate of Incorporation, each to be effective upon completion of our initial public offering; and
            - approve the division of our Board of Directors into three staggered classes, each of whose members will serve for a three year term.


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


        EXHIBIT NO.                                                      DESCRIPTION

          3.1            Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Registration
                         Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
          3.2            Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1,
                         No. 333-33558, and incorporated herein by reference)
          4.1            Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company's Registration
                         Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
        *10.1            Amendment No. 1 to Alliance Agreement Between Covance Inc. and the Company, effective
                         September 1, 2000
         27              Financial Data Schedule

---------------
* Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the three month period ended September 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Variagenics, Inc.


                                 By: /s/ RICHARD P. SHEA
                                     -------------------------------
                                     Richard P. Shea
                                     Chief Financial Officer and Treasurer
                                     (Principal accounting and finance officer)

Date:  November 14, 2000

                                  EXHIBIT INDEX


        EXHIBIT NO.                                                      DESCRIPTION

          3.1            Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Registration
                         Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
          3.2            Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1,
                         No. 333-33558, and incorporated herein by reference)
          4.1            Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company's Registration
                         Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
        *10.1            Amendment No. 1 to Alliance Agreement Between Covance Inc. and the Company, effective
                         September 1, 2000
         27              Financial Data Schedule

---------------------

* Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Exchange Act.