Form 10-K
period 2000-12-31
VARIAGENICS INC
filed 2001-04-02
CIK 1043082

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-31035

VARIAGENICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3182077 (I.R.S. Employer Identification No.)
60 Hampshire St., Cambridge, MA (Address of principal executive offices)	02139-1548 (Zip Code)

Registrant's telephone number, including area code: (617) 588-5300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. /x/

    Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates at March 26, 2001: $83,949,144 (excludes shares held by Executive Officers, Directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at March 26, 2001: 23,256,151 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000—Part I

    Portions of the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders—Part III

PART I

ITEM 1. BUSINESS

Overview

    We are a leader in the development and commercialization of technologies related to pharmacogenomics. Pharmacogenomics is the study of the correlation between an individual's genetic differences, or genetic variability, and his or her specific response to a drug. The most common form of this genetic variability is a single nucleotide polymorphism, or SNP. We use our pharmacogenomics technology, expertise and proprietary data to improve and enhance drugs in development and to identify and validate new drug targets, and we also intend to use our technology to bring high-value diagnostic products to market. We are a pharmacogenomics company offering a full range of solutions to support key steps of the drug discovery and development process, extending from drug target identification through clinical trials to commercialization. We have established multiple sources of revenue, including collaboration revenues, license fees, and milestone payments and we intend to obtain royalties on products commercialized using our technology.

    Since our inception in December 1992 through 1996, the main focus of our research activities was directed toward developing a pharmacogenomics approach to cancer therapy. In 1996, we significantly broadened our focus to include SNP discovery and development of pharmacogenomics technologies, with applications targeted to several therapeutic areas including cancer, central nervous system disorders, cardiovascular disease and inflammatory disorders, among others.

Industry Background

    The effect that a drug has on an individual is often a function of that individual's unique genetic make-up. Genetic variation may also explain why some individuals contract certain diseases and others do not, and may also determine why some individuals respond differently to the same drug. Typically, drugs are developed to interact with a single version of a given protein in the human body. Accordingly, a drug may only be effective in individuals that carry the specific variant of the protein for which the drug was designed. Individuals who have genetically-caused variation in these drug targets, or the proteins involved in the metabolism of the drug, may not respond to the drug or may experience adverse side effects.

    The methods used by the pharmaceutical industry to develop new drugs and to improve existing drugs are expected to undergo a fundamental transformation to take genetic variation into account. In fact, genetic variation can play a significant role in all stages of drug discovery and development. Genetic variation information can also be used to help provide information to a physician to select the best drug for a particular patient.

  Genomics

    The exact DNA sequence in all the genes of an individual, called a genome, is unique to each individual and forms each individual's genetic make-up. Genomics, broadly defined, is the study of the genome and its importance in human physiology and disease.

    The field of genomics is proceeding through the following three interactive phases:

  •
  the identification, or sequencing, of each base pair of DNA;

  •
  the definition of the functional role of genes within the human genome; and

  •
  most recently, pharmacogenomics, the application of knowledge of how genetic variation among individuals may be used to improve existing drug development programs and to identify and validate new drug targets.

    The use of genomics could enable physicians to treat disease prior to the development of clinical symptoms and, in particular, to tailor treatments to the unique genetic make-up of an individual. For this to become a reality, however, the enormous amount of genomics data currently being generated must be sorted and interpreted in a cost-effective fashion and in a method practical for use in clinical testing.

  Genetic Variability, SNPs, Genotypes and Haplotypes

    A difference in one or more nucleotide base of a DNA sequence, referred to as a genetic variation, can modify the way a gene functions. The most common type of genetic variation is called a single nucleotide polymorphism, or SNP. It is estimated that hundreds of thousands of SNPs contribute to the differences between individuals and among groups of individuals. However, only a small subset of those SNPs is likely to be related to disease susceptibility or to how an individual responds to a drug. The challenge is to prioritize which subset of SNPs can be effectively utilized within the costly clinical trial process.

    After a SNP is discovered, a genetic test, or assay, must be developed to allow for rapid and repetitive testing of the occurrence of that SNP in a targeted population. The basic process to identify the presence of a SNP is called genotyping. A patient's genotype contains the summary of all of the SNPs identified for that patient for a particular evaluation. Generally, a genotyping analysis will identify the presence of a small subset of the total SNPs in a patient.

    A more profound test in many cases is to identify the group of SNPs, or haplotype, that collectively exerts an effect on drug action. Haplotypes should have far greater predictive value than individual SNPs, and we believe researchers will be increasingly turning to haplotypes as a better indicator of the potential effects of drugs. We believe that haplotyping assays will reduce the total number of possible explanations for SNP variations down to a number that is practical to test in the size of clinical trials commonly conducted in a drug development program.

  Pharmacogenomics

    It has long been known that people respond differently to the same drug. The field of pharmacogenomics studies these variations in drug response and their relation to genetic differences. We believe that the emerging ability to correlate drug response with SNPs should enable doctors to prescribe appropriate drugs to patients with the goal of maximizing drug response and minimizing negative side effects. Pharmacogenomics can be applied at each stage of drug development from identification of a drug target through clinical trials to commercialization.

Drug Target Identification and Validation

    A pharmacogenomic screening capability, introduced early in the drug target development process, could save drug development sponsors significant time and money. Pharmaceutical companies could use targeted pharmacogenomic screening to eliminate non-promising compounds earlier. Furthermore, compounds that make it through the screening process should have a higher overall chance of success.

Clinical Trials

    Making the clinical trial process more efficient is critical to a pharmaceutical company's ability to manage its costs. The challenge is for drug developers to use meaningful pharmacogenomics data to predict which patients are likely to benefit from a drug or to identify those patients who will not experience negative side effects. Pharmacogenomics information could be used to reduce the length of the clinical trial by selecting patients who are likely to develop disease earlier and/or respond to therapy faster. In addition, pharmacogenomics could be used to reduce the number of patients in many clinical trials. According to the Pharmaceutical Research and Manufacturers of America, today, the average new drug application for a new prescription drug is based on over 20 clinical trials involving more than 4,000 patients. Pre-selecting patients for a clinical trial who are likely to respond to the drug candidate could significantly reduce the required sample size.

Commercialization

    Pharmacogenomics data about an individual's potential response to a drug creates opportunities to enhance the commercial value of pharmaceuticals. Given the high cost of drug development, the ability to properly market a new drug to its ideal target population is key to maximizing the drug's potential value. If the appropriate set of pharmacogenomics data can be identified and the appropriate diagnostic tests were developed for a given drug, patients could be steered more quickly to appropriate therapies. This information may allow the pharmaceutical industry to engage in highly-focused product positioning and marketing campaigns. In addition, broad usage of a drug in patient segments where the drug is not effective could jeopardize overall usage of the drug, even to the point of recall.

  DNA Analysis Platforms

    A need is emerging within the pharmacogenomics market for platform technology and assays suitable for the challenges of clinical research to enable routine testing of genotypes and haplotypes. Key aspects of the ideal DNA analysis platform in clinical research include:

  •
  ultra-high accuracy to reduce the risk of mistakes that can jeopardize an entire drug development program;

  •
  accommodation of a constantly-changing mix of custom SNP tests in relatively small patient populations; and

  •
  appropriate economic efficiencies.

    Also, it is critical that these platforms effectively handle both genotyping and haplotyping analyses.

  Applying Pharmacogenomics

    Variagenics is a leading pharmacogenomics company offering a broad range of solutions for applying pharmacogenomics to the discovery and development of new drugs and diagnostics, extending from drug target identification through clinical testing to commercialization.

  We use an extended candidate gene approach to develop a highly-characterized proprietary SNP database.

    Our proprietary ProSNP™ database is a comprehensive collection of genetic variability data specific to pharmacogenomics and relevant to major drugs in development, including drugs for cancer and for cardiovascular, central nervous system and inflammatory disorders. We have targeted our SNP discovery to extended candidate gene sets considered most likely to affect drug activity. Moreover, our SNP detection is performed on DNA samples derived from an ethnically and geographically diverse panel of over 100 anonymous individuals. This provides a greater than 99% probability of detecting SNPs with a frequency in the population of 10% or greater. Our database of SNPs is highly-characterized. It includes information on the percentage occurrence of selected SNPs in a target population and information on our SNPs' potential significance to drug response. Our database also contains critical information regarding important haplotype groupings. As of March 26, 2001, our database contains over 22,000 SNPs and over 10,000 haplotypes.

    We will also perform custom SNP discovery for our collaborators, working jointly to select an extended set of candidate genes. Alternatively, we can screen for SNPs in the DNA from patients in a clinical trial with a specific disease or drug response.

  We use our technologies to select an optimal set of SNPs and haplotypes for clinical testing.

    Our Variagenic® Impact Program's proprietary technologies filter and focus the tremendous volume of SNP and other genetic information into a usable amount of data suitable for clinical research testing. The hundreds of thousands of individual SNP data points now entering the public and private domain have little commercial utility without a process for reducing this information to a manageable set of genetic markers. Our Variagenic® Impact Program technology incorporates proprietary bioinformatics software which allows researchers to compare genetic sequence data with public and proprietary databases to quickly analyze the common haplotypes in key genes. In addition, we utilize experimental methods to identify haplotypes that are associated with drug action. We believe that the future effectiveness of pharmacogenomics will largely depend on the ability to experimentally detect haplotypes, and that we are well positioned to be a leader in this new emerging technology.

    We have also developed a methodology for analyzing the functional consequences of SNPs. This methodology provides a means for predicting which of the subset of SNPs that encode amino acid substitutions are most likely to affect the function or stability of a target protein. Variagenics is using this scientific method to rapidly identify influential genetic variations in patient populations.

  We have commercialized our NuCleave™ DNA testing and analysis technology.

    After we have reduced the number of potentially relevant genetic markers to a subset appropriate for clinical testing, it is necessary to incorporate these markers into assays or test kits. These assays will enable highly accurate and reproducible testing to be performed on DNA samples from patients known to have responded in a certain way to drug treatment.

    The assays will be performed using our proprietary NuCleave™ DNA testing and analysis technology which is based on the integration of new genotyping and haplotyping methods, proprietary purification procedures, robotics and mass spectrometry. This combination results in a high-volume automated SNP detection system that combines the high accuracy and high throughput of mass spectrometry with the low set up and test costs required in the clinical research marketplace. We announced the launch of our NuCleave™ DNA testing and analysis technology commercially in January 2001.

  We will develop new diagnostic products and improved drugs both internally and with our collaborators.

    Ultimately, our pharmacogenomics approach should enable the development of improved, targeted therapeutic and diagnostic products. We anticipate that our Variagenic® Impact Program will substantially impact the drug development programs of our pharmaceutical collaborators.

    We are funding the development of diagnostic programs, as well as establishing research collaborations to co-develop additional diagnostics products. We have commenced clinical studies on a diagnostic test to determine optimal treatment for colon cancer. This is being studied in a clinical trial at the Massachusetts General Hospital.

    We have developed a unique approach to cancer therapy called Variagenic® Targeting, which is based on our understanding of the deterioration of chromosomes in cancer cells, or loss of heterozygosity. We have identified over 20 potential targets for new drugs and will continue to identify new targets in this area.

Business Strategy

    Our business strategy focuses on the commercialization of therapeutics and diagnostics based on our proprietary pharmacogenomic technologies, databases and expertise, while positioning Variagenics to be the leader in bringing new pharmaceutical products and diagnostics to the market. The key elements of our strategy are:

  Rapidly commercialize our full range of pharmacogenomics capabilities

    We provide a comprehensive product offering covering key stages of pharmaceutical product development, from discovery through development to commercialization. Our highly characterized proprietary database of SNPs, proprietary clinical research focused genotyping platform and expertise in the development of therapeutics offers pharmaceutical and diagnostic companies a complete solution that allows for more cost-effective and improved drug and diagnostic test development.

  Establish diverse sources of revenue

    We have targeted several complementary strategic business segments to provide us with a diverse set of revenue sources. We work with our collaborators to provide pharmacogenomic solutions from drug development through commercialization. Revenues are currently generated from collaboration funding and milestone achievements, and we expect to earn additional revenues from royalties on drugs, diagnostic products and technology platforms as they are launched. We earn revenues from sales of our NuCleave™ systems, and we also plan to earn royalties from sales relating to our NuCleave™ analysis technologies when they are launched, including royalties on sales of reagents, which are chemical compounds used in assays.

  Capitalize upon our expertise to bring improved pharmaceutical and diagnostic products to market

    We expect to add significant value to our pharmaceutical collaborators' drugs while also using our expertise to target future drug candidates. A corresponding part of our strategy is to develop and commercialize the diagnostic tests that will be linked to future drugs that have been improved using pharmacogenomics for both treatment prognosis and selection of the most appropriate drug regimen. This will be accomplished by combining our proprietary database, our DNA analysis platforms and other technologies with collaborations in the life sciences, reagents, reference laboratories and diagnostics manufacturing fields.

  Maintain and improve our proprietary technology base

    We expect to continue to be a leader in developing a technology base that is focused on the commercial applications of pharmacogenomics. We have established a proprietary SNP database clustered among genes important to common drug mechanisms and pathways related to drug efficacy, side effects and metabolism. We will continue to pursue innovation in the technology areas that we feel are critical, including our establishment of the following:

  •
  proprietary database and the right to use newly discovered SNPs and genes;

  •
  proprietary positions for technologies used to detect genetic variances, including genotyping and haplotyping; and

  •
  proprietary rights to genetic pathway targets involved in drug response in major disease categories.

  Use management's industry expertise in our target business segments

    We have established a management team that has expertise across the genomics, pharmaceutical, diagnostic, life sciences and clinical research industries. We plan to use this diversity of industry expertise to target pharmacogenomics opportunities in these industries. We expect to continue to strengthen this team with key hires from these target business segments to ensure that we maintain a practical solutions-oriented approach by understanding the market dynamics within these segments.

Commercial Collaborations

    We have established, or intend to establish, commercial collaborations with leading companies in each of our targeted market sectors, including pharmaceuticals/biotechnology, clinical research organizations, life sciences and diagnostics/laboratory services.

    In the pharmaceuticals/biotechnology sector, we have entered into Variagenic® Impact Program collaborations with Amgen Inc., Boehringer Ingelheim Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc. In August 2000, we signed a collaborative agreement with Boehringer Ingelheim to utilize our VIP capabilities in the development of a new therapeutic candidate by Boehringer Ingelheim. The goal of the program is to identify genetic markers predictive of therapeutic response, and to use this information in drug development as well as in the development of a diagnostic test. In January 2001, we entered into a VIP agreement with Amgen Inc.

    In the clinical research organization sector, both Covance, Inc. and Quintiles Transnational Corporation selected us as their collaborator for complementary segments of the market.

    Covance, a world-wide market leader in providing laboratory services for clinical trials, selected us as their provider of genotyping assays. We have targeted Covance to be a key user of our NuCleave™ DNA testing and analysis technology. We placed a NuCleave™ system at Covance's largest testing laboratory Indianapolis, Indiana in January 2001. Our August 1999 alliance agreement with Covance provides funding to us for assay development and royalties payable to us for laboratory tests performed at Covance. For the full year 2000, we have received approximately $583,000 in sponsored research fees and no royalties under our agreement with Covance. Under this agreement, Covance is the only contract research organization which can directly license our technologies for providing pharmacogenomic lab services in clinical trials. We delivered our first non-cash performance based production target under the Covance agreement in February 2000, when we delivered to Covance 17 assays relevant for standard pharmacogenomic testing, and to date, we have delivered 33 assays to Covance. In September 2000, Covance increased its funding commitment to Variagenics to develop genotyping assays. Our agreement with Covance is for a five-year term, subject to adjustment, after two years. After two years, if we have not achieved predetermined sales levels, Covance may discontinue funding. In this event we may terminate the agreement. Covance may terminate the agreement if (i) we fail to achieve assay production targets, or (ii) we have a change in control, including if Taylor J. Crouch ceases to serve as our Chief Executive Officer. Either party may terminate the agreement upon material breach, misconduct or insolvency of the other party. After the five-year term expires, the agreement may be automatically renewed for additional one-year terms.

    Our arrangement with Quintiles is a preferred provider co-marketing arrangement under which Quintiles' worldwide business development group will incorporate our SNP discovery and clinical design services into the Quintiles' selling cycle. Our December 1998 agreement with Quintiles is for a five-year term and may be terminated by either party after December 31, 2000 and before June 30, 2001 with prior written notice. We will receive revenues from this marketing agreement based on the types of pharmacogenomic services we perform under the contract. To date, we have not received any revenues under our arrangement with Quintiles. The agreement may be terminated by either party upon a material breach of the agreement.

    In the life sciences sector, we have formed collaborations with both Waters Technologies Corporation and Bruker Daltonics, Inc.

    We entered into a strategic alliance with Waters in June 2000 to combine our proprietary NuCleave™ chemical cleavage genotyping and haplotyping technologies with Waters' DNA sample purification technology to create a kit for NuCleave™ mass spectrometry applications. Both Waters and Variagenics will develop the market for the NuCleave™ technology and kits among pharmaceutical companies and clinical laboratories. As part of the alliance, we received $3.5 million in fees and milestone payments, and we may receive up to $3.5 million upon the achievement of additional milestones, as well as royalties on kit sales. In addition, we issued to an affiliate of Waters $7.5 million in common stock at the initial public offering price of $14.00 in a private placement which closed concurrently with our initial public offering. Also in the concurrent private placement, we issued a warrant to the Waters affiliate to purchase 80,357 shares of common stock. The warrant has a five year term and an exercise price per share equal to the initial public offering price. The alliance will continue until the later of: (i) the expiration of our patent rights for the technology that are the subject of the alliance, (ii) 15 years after the first commercial sale of kits developed under the alliance or (iii) by mutual consent of Waters and Variagenics to terminate the alliance. Waters may terminate the alliance upon 120 days' notice after two years from the formation of the alliance, subject to Waters' fulfillment of a supply commitment.

    The Waters affiliate has agreed in a standstill agreement with us to refrain from taking certain actions, including acquiring additional shares of our stock, soliciting proxies or participating in an election contest with respect to Variagenics, or acting alone or with others to acquire Variagenics. The standstill agreement will terminate upon the earlier to occur of: (i) the termination of the alliance agreement, (ii) approval by our Board of Directors of the merger of our company or the acquisition of more than 30% of our securities by a third party, (iii) a publicly announced tender or exchange offer for our securities, and (iv) the third anniversary of the standstill agreement.

    In May 2000, we entered into a collaboration with Bruker Daltonics, Inc., a leading provider of life sciences tools based on mass spectrometry, to manufacture and develop mass spectrometers for our NuCleave™ DNA testing and analysis system. We will use the resulting system and also market and sell the system to our pharmaceutical and drug-development collaborators to identify genetic variances including genotypes and haplotypes. The collaboration agreement with Bruker Daltonics extends until December 31, 2001, or until terminated by either party for any reason upon 90 days notice. The parties may agree to renew the agreement for additional one-year terms.

Sponsored Research

    We believe that maintaining and expanding our close collaborations with academia will be important to our success. We have numerous academic collaborations centered on several in-licensed genes with demonstrated pharmacogenomic effects. These genes include MTHFR (cardiovascular and cancer applications), TPMT (cancer, transplant and arthritis applications), DPD (cancer), ICAM-1 (Crohn's disease and inflammation), and MGMT (chemosensitizing agents). We have also established sponsored research arrangements with leading academic institutions, as well as consulting agreements with scholars, to keep pace with the rapid development within the pharmacogenomics field.

    David Housman, Ph.D., Ludwig Professor of Biology at the Massachusetts Institute of Technology and our founder, is chairman of our Board of Directors. In addition, we are also funding research at the University of Reading, England, in their Departments of Medical and Pharmaceutical Statistics and Applied Statistics. This sponsored research program is aimed at developing new methods for genetic analysis in clinical trials. We are also supporting clinical collaborations at the Massachusetts General Hospital and McGill University.

Technology, Research and Development

    We have developed and plan to continue to develop proprietary technologies to execute the technical steps required to implement the key phases of pharmacogenomic drug development through commercialization. We are also developing other advanced drug development technologies to meet the needs of the principal stakeholders in the pharmacogenomics field which includes pharmaceutical, diagnostic/laboratory, life sciences and contract clinical research companies. We spent approximately $5.0 million in 1998, $8.4 million in 1999 and $11.8 million in 2000 on company sponsored research and development.

    The following areas represent our comprehensive pharmacogenomic platform capabilities:

  1)
  identification of genes likely to be relevant to interpatient variation in response to a drug, or candidate genes;

  2)
  discovery and cataloging of SNPs and haplotypes in and around the candidate genes;

  3)
  prioritization of the SNPs and haplotypes to be subsequently integrated into clinical trial testing;

  4)
  development of assays used to analyze the SNPs in clinical samples, which may include both genotyping and haplotyping assays;

  5)
  analysis of clinical trial data resulting in recommendations for pharmacogenomic drug development;

  6)
  development of diagnostic tests to support pharmacogenomic products; and

  7)
  development of pharmaceutical products based on our Variagenic® Targeting approach.

  1)  Identification of Candidate Genes Relevant to Drug Action.

    The selection of appropriate candidate genes is a key step in identifying the association between genetic variation and drug response. In order to maximize the likelihood of selecting the genes most relevant to drug response, we evaluate a broad spectrum of candidate genes using two methods. The first method draws on the extensive knowledge in biomedical literature regarding molecular pharmacology. The second method makes no assumptions about the biochemical processes relating to the action of drugs, but instead draws on experimental observations of genes whose level of activity, or expression, is disturbed by drug treatment.

    Method 1: Selection of genes based on knowledge of drug action.  The targets for virtually all drugs currently in development have been identified in biomedical literature. For many drugs there is also information regarding the genes that are involved in changing or affecting the natural activity of the target gene and that may be responsible for affecting the activity of a drug aimed at a target. This is called the extended candidate gene set or pathway analysis approach. Selection of the extended candidate gene set can be undertaken jointly with our collaborators, who may have proprietary information relating to the selection of candidate genes, and with additional input from our scientific advisors who are experts in the relevant areas of biology, pharmacology and medicine.

    Method 2: Identification of candidate genes using gene expression profiling.  We also employ gene expression profiling, a technique that identifies the levels of proteins produced by a gene. Generally, this is done in drug-treated cells to identify additional candidate genes that might not be apparent from the known pharmacology of drug action. Drug-induced changes in gene expression are detected by both commercially available arrays, as well as custom arrays prepared by our own scientists. Any genes showing altered expression on exposure to the test drug could conceivably be involved in mediating drug action, and would be considered as potential candidate genes. This technique can also be used to evaluate the functional effects of SNPs in candidate genes.

  2)  Discovery and Cataloging of SNPs in Candidate Genes.

    We maintain a dedicated core laboratory responsible for discovering SNPs in candidate genes using automated DNA sequencing. Our laboratory uses robotic platforms to perform all steps of the sequencing process and uses custom bioinformatics software to track and analyze the results. To ensure the accuracy and consistency of the vast amounts of data generated, we have developed a bar code-based tracking system for test preparation that eliminates the need for human data entry. In addition, all process steps are governed by standard operating procedures, and quality control tests are used to derive metrics for the process. SNP detection is routinely performed on DNA samples derived from an ethnically and geographically diverse panel of anonymous individuals. Typically, we examine 32 to 96 DNA samples drawn from an available panel of over 100 different individuals representing all major human populations. This provides a greater than 99% probability of detecting SNPs with a frequency in the population of 10% or greater. Alternatively, DNA from patients with a specific disease or drug response can be screened for SNPs. In all cases, the samples screened can be customized to match the specific needs of collaborators.

  3)  Prioritization of SNPs for Clinical Testing.

    It is a challenge to select an appropriate set of SNPs for clinical testing initially and to design a data analysis strategy compatible with the SNPs selected. Our Variagenic® Impact Program prioritizes SNPs in several ways, including:

  •
  computational prediction of the effects of SNPs;

  •
  analysis of the genetic relationships between SNPs, including their relative frequencies of occurrence, the degree to which particular SNPs are inherited together and aspects of the evolutionary relationships between SNPs; and

  •
  experimental analyses of the functional effects of SNPs, such as expression profiling.

    Analytical Method 1: Computational prediction of the effects of SNPs.  Computational methods for predicting the effects of SNPs have the advantage of being fast and inexpensive, and can be performed automatically. Our proprietary software suite predicts the effects of SNPs on protein activity and levels. Our software automatically generates a three-dimensional model of the region of the protein containing the genetically-expressed variance and uses a set of criteria to measure the probability that the variance will affect protein function. This approach can greatly reduce the number of SNPs which are prioritized for further study.

    Analytical Method 2: Genetic analysis of SNPs.  Our process for measuring groups of SNPs or haplotypes in candidate genes allows us both to analyze the variants now existing across human populations, and to establish which genetic variants co-exist on the same chromosome. These analyses increase the power of SNP data to detect genetic effects on drug response. We believe that the future effectiveness of pharamcogenomics will largely depend on the ability to experimentally detect haplotypes, and that we are a well-positioned leader in this newly emerging component of the market.

    We use methods based on determining all the common haplotypes in key candidate genes, and then create a tree-like ordering of haplotypes based on their inferred evolutionary relatedness. We have developed and currently use custom bioinformatics software to complete most of these analyses.

    Analytical Method 3: Experimental analysis of functional effects of SNPs.  Identification of the levels of proteins produced by a gene is also useful for selection of SNPs to analyze in clinical trials. One approach we are using is to study gene expression levels in cell lines of known genotype. The correlation between specific genotypes or haplotypes and levels of the corresponding proteins can be measured and used to select SNPs of known functional effect.

  4)  Establishment of Assays to Analyze SNPs in Clinical Samples.

    Once we select a set of SNPs for analysis in a clinical trial we must establish and validate assays for analysis of patient samples. The relevant assays may include either genotyping or haplotyping assays, or both. We have developed proprietary methods for both genotyping and haplotyping. We have also established assays for analysis of genetic changes in cancer tissue, called loss of heterozygosity, that may be useful in accounting for inter-patient differences in response to anti-cancer drugs.

    The NuCleave™ DNA analysis system is based on the integration of novel genotyping and haplotyping assays, proprietary purification procedures, robotics, bioinformatics and mass spectrometers resulting in a high-volume automated SNP detection platform that we believe meets the accuracy and volume requirements of the clinical research marketplace. NuCleave™ allows cleavage of DNA at specified points to create fragments suitable for analytical measurement. We believe there are many potential applications of our NuCleave™ technology. Our first application we intend to commercialize utilizes mononucleotide cleavage for genotyping and haplotyping to detect which variant of any known SNP is present in a particular individual. This application has been adapted for use with mass spectrometry.

    The NuCleave™ DNA analysis system for genotyping and haplotyping utilizes an automated four-step procedure. The first step is to produce multiple copies of the DNA containing the SNP site, using polymerase chain reaction, or PCR, a laboratory tool which amplifies a gene fragment in the presence of modified nucleotides. In the second step, a proprietary chemical which assists with cleavage of DNA is added to the same reaction tube and the amplified DNA is cleaved into variable lengths depending upon the location of modified nucleotides in the PCR product. The third step in the assay is a proprietary, single-step desalting technique to eliminate the salts that interfere with mass spectrometer readings. The desalting step has been adapted to a format that is automated on robotic platforms. The fourth step is analysis by mass spectrometry. A robot deposits the purified samples on a micro preparation plate that facilitates automated sample loading into the mass spectrometer, and also enhances the sensitivity of the mass spectrometry analysis. Our proprietary bioinformatics software then reports and records the genotypes or haplotypes. All steps of the NuCleave™ technology from set up, cleavage, purification and sample deposition are automated. Primers and polymerases are not included in the NuCleave™ analysis platform. Our customers and collaborators may need to obtain licenses if they are using our NuCleave™ analysis platform to perform clinical diagnostics or for other commercial purposes.

    In addition to our NuCleave™ assay technologies, we have also developed assays for analyzing the deterioration of chromosomes in cancer cells, or loss of heterozygosity. These assays are developed by studying paired cancerous and normal tissues at many different SNP locations throughout the genome. We have developed a sensitive, quantitative method for testing loss of heterozygosity in tumor cells. We have established a fully-equipped molecular pathology laboratory for performing our work on loss of heterozygosity assays. We have also developed a database detailing loss of heterozygosity for all major cancer types, including data from published reports as well as internally generated data.

  5)  Analysis of Clinical Trial Data and Recommendations for Pharmacogenomic Drug Development.

    Once the key SNP markers have been identified and assays have been created, the clinical trial process can begin. In this process, it is critical to design cost-effective, practical programs which can lead to a statistically significant correlation between the markers and the drug effect being targeted. Those markers that are confirmed to be valuable in a clinical trial can then be developed into diagnostic tests for commercialization. We have devoted considerable time and resources in establishing an efficient clinical trials process, including securing key relationships with leading therapeutic experts and Covance and Quintiles, the two largest global clinical research companies.

  6)  Development of Diagnostic Tests.

    We are developing a process for developing our pharmacogenomic markers, which are segments of DNA known to be linked with traits or diseases, into diagnostic tests suitable for regulatory approval and commercialization. Each assay developed for clinical research testing to evaluate the correlation of drug effect and genetic variance will also be evaluated in parallel for its potential use as a diagnostic product. We will utilize the clinical trial processes that we develop with our clinical research organization collaborators to ensure a streamlined and compatible approach for co-developing each potential diagnostic product alongside with the corresponding drugs on which we work.

  7)  Development of pharmaceutical products based on our Variagenic® Targeting approach.

    We have also developed a proprietary pharmacogenomic approach to cancer therapy based upon our understanding of the deterioration of chromosomes in cancer cells, or loss of heterozygosity. We have identified more than 20 targets for discovery of new drugs to date and we believe that up to 600 additional targets may be suitable for this approach. We have received a US patent describing the application of loss of heterozygosity to cancer therapy and are conducting pre-clinical studies utilizing our Variagenic® Targeting approach.

Intellectual Property

    We have structured our intellectual property portfolio in order to attempt to develop and maintain a proprietary position in the identification and application of genomic information to the development of current and future drugs and diagnostic tests. We cannot be certain we will succeed in our attempts. As of March 21, 2001, we owned 11 issued US patents, had exclusive licenses to 3 US patents and had 104 US pending patent applications. In addition, we have 7 issued foreign patents and have filed 48 pending foreign patent applications. Our patent portfolio has three areas of technology pertinent to the field of pharmacogenomics—pharmacogenetics, variance detection, and Variagenic® Targeting.

    We have described candidate genes with likely involvement in drug response for the following disease categories: cancer, neurological, psychiatric, inflammatory immune, metabolic, endocrine, cardiovascular and renal disease, as well as the effect of genotype on the parameters of response to any drug, including the levels and rates of movement of drugs within biological systems. In addition to the patent applications describing the utility of proprietary SNPs, we own rights to gene specific patents for the following three genes: ApoE (CNS applications), MTHFR (cardiovascular and cancer applications), and TPMT (cancer, transplant and arthritis applications).

    In the area of polymorphism detection technologies, our patent applications describe a DNA analysis platform based on mass spectrometry. Our patent applications in this field describe the use of NuCleave™, a unique mononucleotide chemical cleavage method, as well as additional chemistries and strategies for the rapid resolution and identification of SNPs using mass spectrometry.

    In the area of targeting alleles, which are two or more different genes which may occupy the same location on a specific chromosome, our patents and patent applications describe Variagenic® Targeting, a technology involving loss of heterozygosity, profiling and, in particular, differences among alleles. An issued patent broadly describes allelic differences as a result of loss of heterozygosity occurring in cancer. The allele-specific differences observed in cancer can be applied further to other disease indications.

    Our strategy is to apply for patent protection on SNPs of known genes and their uses and additional uses for previously identified SNPs discovered by third parties. We have sought and intend to continue to seek patent protection for additional uses for SNPs that may have initially been patented by third parties. In these cases, we might need a license from the holders of the patent with respect to the gene in order to make, use or sell products for this use.

    We also rely upon trade secrets, know-how and licensing opportunities to protect our intellectual property. Complex legal and factual determinations and evolving laws make patent protection uncertain. As a result, we cannot be sure that patents will issue from any of our patent applications or from applications licensed to us or that any issued patents will have sufficient breadth or terms to offer meaningful protection of our technology. In addition, our issued patents or patents we license may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights would not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do US and Canadian laws. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Most of our employees and consultants also sign agreements requiring that they assign to us their interests in discoveries, inventions, patents and copyrights arising from their work for us, maintain the confidentiality of our intellectual property, and refrain from unfair competition with us during their employment and for a period of time after their employment with us, which includes solicitation of our employees and customers. We cannot be sure that these agreements will not be breached or invalidated or even held valid by a court. In addition, we cannot assure you that third parties will not independently discover or invent competing technologies or reverse engineer our trade secrets, or other technologies. If our intellectual property is not protected from disclosure to, or use by, third parties, our competitive market position will be harmed.

    Generally, US patents have a term of 17 years from the date of issue for patents issued from applications filed with the US Patent Office prior to June 8, 1995 and 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Under some circumstances, patent term extensions may be obtained, or disclaimers of some part of the patent term may be required. Patents in most other countries have a term of 20 years from the date of filing the patent application.

    Although we are not a party to any material legal proceedings, in the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technologies licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of disputes, we may have to develop costly non-infringing technologies, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business and financial condition.

Competition

    Our business model may expose us to competition in many of the sectors in which we operate. We expect the intensity of competition to increase. We are subject to significant competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly-funded agencies that are pursuing products and services that are substantially similar to our proposed products and services, or which otherwise address the needs of our customers and potential customers. Some of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development than we have. These competitors may have developed, or could develop in the future, technologies that compete with our products or which could render our products obsolete. Our principal competitors come from four areas. Genomics companies, such as Human Genome Sciences, Inc. and Millennium Pharmaceuticals, Inc., have developed parallel business models to bring their discovery products into the development and commercialization stages. Companies and entities focused on SNP discovery such as CuraGen Corporation, Celera Genomics Group, Incyte Pharmaceuticals, Inc., and The SNP Consortium Ltd. may focus their discovery efforts on providing further characterization of relevant SNPs to drug action and thus begin to compete with our pharmacogenomics model. At least one company, Genaissance Pharmaceuticals, Inc., has already moved in this direction. Tool companies such as Affymetrix, Inc., Orchid Biosciences, Inc., Sequenom, Inc. and Third Wave Technologies, Inc. supply tools to meet the rapidly increasing workload of research experiments. Service companies such as DNA Sciences, Inc. may compete by providing clinical trials genotyping capabilities. We cannot assure you that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging techniques.

Government Regulation

    At the current time, the FDA does not regulate us or our products. However, many of our customers and collaborators will be subject to regulation depending on the type of products or services they provide. The FDA and comparable regulatory agencies in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of biopharmaceuticals and in vitro diagnostic products. These agencies regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of these products and services. Different centers within the FDA are responsible for regulating these products, depending on whether the product is considered a pharmaceutical, biologic or medical device.

    The process required by the FDA before a pharmaceutical or biologic product may be marketed in the US generally requires substantial time, effort and financial resources. Satisfaction of FDA requirements or similar requirements of foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

    Because our testing services are currently used only for research purposes, we are not registered under the Clinical Laboratory Improvement Act, or CLIA. However, Covance, which uses our technology in clinical trials, is CLIA-certified. CLIA is intended to ensure the quality and reliability of clinical laboratories in the US by mandating specific standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We cannot assure you that the CLIA regulations and future administrative interpretations of CLIA will not have a materially adverse impact on our ability to sell our technology to Covance or any future collaborators that want to use our technology to provide reference laboratory services.

    We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on our business and results of operations.

Employees

    As of March 26, 2001, we employed 89 persons, of whom 22 hold Ph.D. or M.D. degrees and 25 hold other advanced degrees. Approximately 63 employees are engaged in research and development, and 26 employees are engaged in business development, intellectual property, finance and other administrative functions. None of our employees are subject to a collective bargaining arrangement and we consider our relations with our employees to be good.

RISK FACTORS

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

Risks Related to Our Business

Because we are in the early stage of commercializing our products and services and have a relatively short operating history, there is a limited amount of information about us upon which you can evaluate our business and prospects for future success.

    We are in the early stage of commercializing our products and services. We have just begun to generate revenues from this commercialization, and have only a relatively limited operating history upon which you can evaluate our business and prospects for future success. Since our inception, we have devoted our efforts primarily to financial planning, research and development of pharmacogenomics technology, recruiting management and technical staff, acquiring operating assets and raising capital. You must consider the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, such as the market for products and services derived from pharmacogenomics. Some of these risks and uncertainties relate to our ability to:

  •
  anticipate and adapt to changes in the rapidly evolving pharmacogenomics field;
  •
  retain current customers and collaborators and attract new customers and collaborators;
  •
  implement and successfully execute our business strategy and sales and marketing initiatives;
  •
  attract, retain and motivate qualified personnel;
  •
  respond effectively to competitive and technological developments related to our NuCleave™ analysis platform, Variagenic® Impact Program and our other technologies, products and services; and
  •
  effectively manage our anticipated growth.

    If we fail to address these risks and uncertainties successfully, our financial condition and opportunity for growth will suffer.

We had an accumulated deficit of $52.7 million as of December 31, 2000, expect to continue to incur substantial operating losses and negative cash flow for several years and may never achieve or maintain profitability.

    We have had substantial operating losses since our inception and we expect our operating losses to continue at least through the end of 2002. We may never be profitable. We experienced net losses of $8.1 million in 1998, $16.7 million in 1999 and $17.8 million in 2000. As of December 31, 2000, we had an accumulated deficit of $52.7 million. We expect significant increases in expenses in connection with our internal research and development and commercialization programs, including the continued development of our NuCleave™ technology, Variagenic® Impact Program and our other technologies, products and services. Our ability to achieve significant revenue or profitability will depend upon successful completion of our product development activities and obtaining collaborations and customers for our products and services. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we do not successfully introduce new products and services and expand the range of applications for our current products and services, we may not generate sufficient revenues to achieve or maintain profitability.

    Our technologies are still in the early stages of development and we or our customers or collaborators may not be able to use them successfully in pharmaceutical or diagnostic product development. Our ability to successfully develop our technologies into new products and services and expand the range of applications of our current products and services is subject to a variety of factors, including our ability to:

  •
  obtain substantial additional capital to support the expenses of developing our technologies and commercializing our products and services;
  •
  develop markets for our products and services;
  •
  transition successfully from a company with a research focus to a company capable of supporting commercial activities; and
  •
  attract and retain qualified management, sales, technical and scientific staff.

    To date, we have developed a limited number of products and services based on our technologies, including NuCleave™ and our Variagenic® Impact Program. These products and services have not yet been commercially proven in the marketplace and we may not successfully complete their development.

    We have only limited experience in sales and marketing, and have only just begun to develop a sales force capable of selling and marketing our products and services. We intend to market our technologies and applications through collaborations with pharmaceutical, biotechnology and diagnostic companies. If we are unable to establish or maintain collaborative or distribution arrangements to market our products and services, we may not generate sufficient revenues to achieve or maintain profitability.

Our business model is based on pharmacogenomics, which is commercially unproven, and if this field does not develop as we believe, we will have difficulty implementing our business strategy.

    The field of pharmacogenomics is relatively new and it has not been proven to be commercially viable. Our business model is based on the assumption that pharmacogenomics may help scientists better understand complex disease processes and aid in drug development. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on pharmacogenomics have been developed. If our assumption about the role of genes in the disease process is wrong, our business model may not result in products or services and the genetic data included in our SNP database and other products and services may not be useful to our collaborators. In addition, if our customers do not successfully develop or commercialize pharmaceutical or diagnostic products using our technologies, we may not generate further revenues from those customers.

    The instrumentation, software and know-how that comprise our technologies involve new uses that have not previously been used in commercial applications. If the industry adopts these technologies, it is possible that previously unrecognized defects or limitations will emerge. We may be unable to achieve the improvements in the components of our technologies necessary for their successful commercialization. Our technologies will also need to compete against well-established techniques to discover new drugs, including chemical processes and high volume screening of genes. If we are unable to compete successfully against these existing techniques and instruments then we may not be able to commercialize our products or achieve a competitive position in the market which would adversely affect our ability to generate revenues.

We intend to rely on our commercial and academic collaborators and licensing agreements to implement our business strategy and commercialize our products and services. If we are unable to enter into these arrangements, we may not generate sufficient revenue to achieve or maintain profitability.

    Our strategy for developing and commercializing products and services based on our technologies depends upon our ability to form collaborations and licensing arrangements. We currently have collaborations with Waters Technologies Corporation, Covance, Inc., Quintiles Transnational Corporation and Bruker Daltonics, Inc. and will seek to enter into additional collaborations. As a result, we may depend on our collaborators and licensees for product development, regulatory approval, and the manufacturing and marketing of the pharmaceutical, therapeutic and diagnostic products we develop. We cannot control the amount and timing of resources our customers may devote to our programs or potential products. As a result, we cannot be certain that our customers will choose to develop and commercialize these products. If we are not able to enter into these arrangements or implement our strategy to develop and commercialize pharmaceutical, therapeutic and diagnostic products based upon our technologies, we may not generate sufficient revenue to achieve or maintain profitability.

    We or our collaborators or licensees may terminate our agreements early. In addition, our collaborators or licensees may negotiate provisions with us that allow them to terminate our agreements prior to the expiration of the negotiated term. If any third party collaborator or licensee were to terminate its agreement with us or otherwise fail to conduct its obligations under our collaboration or to complete them in a timely manner, we could lose significant revenue.

    In addition, we intend to establish new relationships with researchers, consultants and scientific advisors in the pharmacogenomics field. Under a typical arrangement, we can expect that they will dedicate only limited amounts of their time to our activities. These individuals work for other employers and have commitments to other entities that may limit their availability to us. We cannot be certain that any of our existing relationships will be successful, and we may not be able to negotiate acceptable collaborations in the future with additional researchers, consultants, or scientific advisors at academic and other institutions.

    Our current and potential collaborators could develop competing products, prevent us from entering into relationships with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products. Potential collaborators with whom we may wish to establish a relationship could develop products or technologies similar to our own, reducing our pool of possible collaborative parties and increasing competition. Any of these developments could harm our product development efforts, which would seriously harm our business.

We expect to depend in the foreseeable future on a small number of customers and collaborators for a substantial portion of our revenue. The loss of any one of these customers or collaborators could result in a substantial decline in revenue.

    Our customers and collaborators have been, and will most likely be, concentrated in a limited number of pharmaceutical, biotechnology and diagnostics companies. As a result, our financial performance may depend on large contracts from a limited number of customers and collaborators. Also, if consolidation trends in the healthcare industry continue, the number of our potential customers and collaborators could decrease, which could have an adverse impact on our marketing efforts and revenues.

We face intense competition which could result in reduced acceptance and demand for our products and services.

    We are subject to significant competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly-funded agencies that are pursuing products and services that are substantially similar to our proposed products and services, or which otherwise address the needs of our customers and potential customers. Many of the organizations competing with us have significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, technical and regulatory matters than we do. In addition, many current and potential competitors have greater name recognition and more extensive collaborative relationships. In the pharmacogenomics field, we compete with several companies offering alternative technologies, including chemical processes, high volume screening of genes and proteins or other methods for identifying and analyzing variations of genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. We believe our closest competitor is Genaissance Pharmaceuticals, Inc., which offers a line of pharmacogenomics products similar to ours. Genaissance has started to provide characterization of relevant SNPs to drug action.

    We believe our future success will depend, in large part, on our ability to maintain a competitive position in the pharmacogenomics field. Pharmacogenomic technologies have undergone and are expected to continue to undergo rapid and significant change. We or our competitors may make rapid technological developments which may result in products or technologies becoming obsolete, before we recover the expenses incurred. The introduction of less expensive or more effective drug discovery and development technologies, including technologies that may be unrelated to genomics, may also make our products and services obsolete. We may not be able to make the necessary enhancements to our technology to compete successfully with newly emerging technologies.

If our patent applications do not result in issued patents, or if the applicable courts or patent offices determine that our issued patents are unenforceable or invalid, our competitors may obtain rights to commercialize our discoveries, which would harm our competitive position.

    We intend to continue to apply for patent protection for many aspects of our business, including:

  •
  our SNP discovery and characterization process;
  •
  our NuCleave™ DNA analysis technology and related technologies; and
  •
  our Variagenic® Targeting program for identifying new drug targets.

    As of March 21, 2001, we owned or held exclusive license to 14 issued US patents and 7 foreign patents. In addition, we have 152 pending patent applications. Our patent portfolio has three areas of technology pertinent to the field of pharmacogenomics—pharmacogenetics, variance detection, and Variagenic® Targeting. Our patent strategy, with respect to SNPs and other genetic variations, seeks broad coverage of the uses of SNPs and other genetic variations in initial patent applications while continually updating the filings as to specific SNPs and other genetic variations.

    The patent positions of pharmaceutical, biotechnology and diagnostic companies, including us, are frequently uncertain and involve complex legal and factual questions. Our patent applications and issued patents may not result in sufficient protection, if any, for our technologies, products or SNP discoveries for any of a number of reasons, including any one or more of the following:

  •
  some or all of our pending patent applications may not result in issued patents;
  •
  the US Patent and Trademark Office or the courts may not hold that our claims seeking broad protection for the uses of SNPs and other genetic variations or our claims seeking narrow protection as to specific SNPs and other genetic variations are entitled to our earliest filing date that we are claiming;
  •
  we may develop additional proprietary technologies that are not patentable or are not covered by claims of any patents we have obtained or will obtain;
  •
  our issued patents may not provide us with any competitive advantages or a basis for commercially viable products; and
  •
  third parties may seek to challenge or design around our issued patents.

    Our competitors may seek patent protection for alternative methods of genotyping samples and for identification of genetic variances. If third parties obtain issued patents which claim methodologies identical or similar to our own, we or our collaborators may not be able to commercialize our technologies, including NuCleave™, for those purposes. It is possible that others may obtain patents on methodologies that consumers consider superior to the NuCleave™ approach to genotyping or identification of genetic variances, which would reduce the demand for our NuCleave™ technology, and harm our competitive position.

    We have recently become aware of a third party that believes that certain potential applications of our NuCleave™ technology may require a license from that third party. We are currently in the preliminary stages of investigating whether such a license would be required. At this time, we have no reason to believe that a license is required for our current operations and, possibly, future applications of our technology. If a license is required for future applications of NuCleave™, we may have additional costs associated with that product. It is also possible that, if the license is required, it will not be available on terms acceptable to us. In that case, we would not be able to pursue certain potential applications of NuCleave™.

    Even if we obtain patents for our products, the patents may not be valid or enforceable, and may not provide us with any right to practice the patented technology. The US Patent and Trademark Office or the courts may invalidate our patents or interpret them narrowly. To protect or enforce our patent rights, we may initiate patent litigation against third parties. In addition, third parties may sue us for infringing on their intellectual property rights. Patent law relating to claims in our industry is still evolving and, as a result, the outcome of any lawsuit or level of damages awarded is generally uncertain. Patent lawsuits can take significant time and could divert management's attention from other business concerns. Even if we are successful, litigation costs could adversely affect our business and results of operations.

    If we do not prevail in any intellectual property litigation, in addition to any damages we might have to pay, we could be required to stop infringing on, or obtain a license to or design around, the intellectual property in question. If third parties patent important SNPs or our patents for important SNPs do not have a priority position, we will need to obtain rights to these SNPs to develop and use them. If our licenses prove to be ineffective, we may not gain access to the technologies or information that we need to develop our products. If we are unable to obtain a required license on acceptable terms, or are unable to design around any third party patent, we may be unable to sell some of our products and services, which would reduce our revenues. If we are required to pay licensing fees, our costs could increase.

    During the course of patent suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the market price of our stock could decline. General proclamations or statements by key public figures may also have a negative impact on the perceived value of our intellectual property.

If third parties violate our intellectual property rights, we may not be able to compete in the market.

    In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. While we require most employees, academic collaborators, consultants and other third parties to enter into confidentiality and/or non-disclosure agreements where appropriate, any of the following could still occur:

  •
  third parties may breach their agreements with us;

  •
  we may have inadequate remedies for any breach;

  •
  our competitors could disclose our proprietary information; or

  •
  third parties may otherwise gain access to our trade secrets or disclose such technologies.

    We may not be able to maintain the confidentiality of our technologies and other confidential information in connection with each academic collaboration or advisory arrangement, and any unauthorized disclosure of our confidential information could harm our business and results of operations. Further, any collaborator, consultant or advisor may enter into an employment agreement or consulting arrangement with any of our competitors. The measures that we take may not provide protection for our trade secrets or other proprietary information. If we are unable to protect our intellectual property, we may not be able to execute our business strategy or compete in the market.

We use hazardous materials, chemicals and patient samples in our business and any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

    Our research and development, production and service activities involve the controlled use of hazardous or radioactive materials, chemicals, including oxidizing and reducing reagents, and patient tissue and blood samples. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. We could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, conveyance, processing, and storage of and data on patient samples. If we fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. Further, future changes to environmental health and safety laws could cause us to incur additional expense or restrict our operations.

    In addition, our collaborators may be working with these types of hazardous materials, including viruses and hazardous chemicals, in connection with our collaborations. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these patient samples that may contain viruses and hazardous materials. The cost of this liability could exceed our resources.

Our products and services have a lengthy and expansive sales cycle that may not result in actual sales which could increase our expenses without a corresponding increase in revenues.

    Our ability to obtain customers for our products and services will depend in significant part upon the perception that our products and services can help accelerate or improve drug discovery and development efforts on human health. Our average sales cycle is lengthy because:

  •
  we must educate our customers about our products and services;

  •
  we market our products and services to a variety of constituencies within potential collaborators and customers, including research and development personnel and key management; and

  •
  the negotiations for each collaboration will typically involve multiple agreements containing terms that may be unique to each customer or collaborator.

    We may expend substantial funds and management effort to sell our products. If our efforts do not result in actual sales, we could experience an increase in our expenses without a corresponding increase in revenues.

If we fail to retain our key personnel and hire, train and retain qualified employees, we may not be able to develop our products and provide our services.

    Our future success will depend on the continued services and on the performance of our senior management including Taylor J. Crouch, our President and Chief Executive Officer and Colin W. Dykes, Ph.D. our Vice President, Research and Genomics. The loss of the services of any of these individuals could seriously impair our ability to operate our business, compete in our industry and improve our products and services. We must also hire, train, motivate and retain key personnel and manage employees with skills related to pharmacogenomics and rapidly changing technologies to serve our customers. Individuals who have expertise and can research or develop our technologies are scarce. We might not be able to hire enough experienced individuals or to train, motivate, retain and manage the employees we do hire. This could hinder our ability to complete existing projects or perform our obligations under our agreements. In addition, because the competition for qualified employees in the biotechnology industry is intense, hiring, training, motivating, retaining and managing employees with the strategic and technical skills we need is both time-consuming and expensive. While our key employees are subject to non-competition agreements, these agreements may be difficult to enforce. If we fail to attract, train and retain key personnel, we may experience delays in the research, development and commercialization of our technologies, products and services.

Third parties may file products liability lawsuits against us, and, if any suit was successful, we could face substantial liabilities that may exceed our resources.

    We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing or sale. If our products and services do not function properly, or if the results obtained by our customers are not conducive to the selection of appropriate therapies, we may be sued. These risks are inherent in the development of pharmacogenomics products and services. We currently do not have product liability insurance. If we choose to obtain products liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential products liability claims, the commercialization of products that we or our strategic partners develop may be prevented or inhibited. If we are sued for any injury caused by our products, our liability could exceed our total assets.

Risks Related to the Pharmaceutical, Biotechnology and Diagnostics Industries

If government regulation of our collaborators increases, they may not gain governmental approval of their products, reducing the likelihood that they will enter into collaborations with us and harming our business.

    The pharmaceutical, biotechnology and diagnostics industries are subject to stringent regulation by the FDA and comparable agencies in other countries. The regulation of new products is extensive, and the required process of preclinical laboratory testing and human studies is lengthy and expensive. It typically takes many years and substantial resources to satisfy regulatory requirements depending on the types, complexity and novelty of the product. Our collaborators may not be able to obtain FDA approvals for their drugs or other products in a timely manner, or at all. They may encounter significant delays or excessive costs in efforts to secure necessary approvals or licenses. Even if they obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, distributing, marketing, promotion and advertising after product approval. Our collaborators who use our technology in their clinical laboratories may also be subject to the registration and certification requirements of the Clinical Laboratory Improvement Act, which mandates specific standards in areas such as proficiency testing, patient test management, quality control, quality assurance and inspections. Our collaborators and future collaborators may fail to comply with the Clinical Laboratory Improvement Act. Moreover, several areas in which our collaborators may develop drugs or other products involve relatively new technology that has not been the subject of extensive testing in humans. The regulatory requirements governing these products and related clinical procedures remain uncertain. In addition, these products may be subject to substantial review by foreign regulatory authorities that could prevent or delay approval in other countries. If our collaborators cannot obtain government approval of their products, they are less likely to purchase our products or enter into collaborations with us.

If we become subject to increased government regulation, our operating costs will increase and we may limit or delay the testing, manufacturing and commercialization of our products and services.

    The FDA does not currently regulate our products and services, but the FDA does regulate the products of many of the pharmaceutical, biotechnology and diagnostics companies to which we market our products and services. The FDA or other governmental agencies may become more interested in our products and services as the number of pharmaceutical and other products developed using our technologies increases. In addition, the FDA is placing increased scrutiny on products and services in the genomics field. Regulatory requirements ultimately imposed on our products and services could limit our ability to test, manufacture and, ultimately, commercialize our products and thereby could adversely affect our financial condition and results of operations.

If restrictions on reimbursements and healthcare reform limit our collaborators' financial returns on products based on genes that we identify as promising candidates for development as drugs or drug targets, our collaborators may reduce or terminate their collaborations with us.

    Our collaborators' ability to commercialize drugs and diagnostic products may depend in part on the extent to which coverage and adequate payments for these products will be available from government payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and other third-party payors. These payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical and diagnostics products, and coverage and adequate payments may not be available for these products.

    In recent years, officials have made numerous proposals to change the healthcare system in the US. These proposals included measures to limit or eliminate payments for some medical procedures and treatments or subject the pricing of pharmaceuticals and other medical products to government control. Government and other third-party payors increasingly attempt to contain healthcare costs by limiting both coverage and the level of payments of newly approved healthcare products. In some cases, they may also refuse to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval. Governments may adopt future legislative proposals and federal, state or private payors for healthcare goods and services may take action to limit their payments for goods and services. Any of these events could limit our ability to form collaborations or commercialize our products successfully.

Ethical and other concerns surrounding the use of genetic information may reduce the demand for our products and services.

    Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on, or regulation of the use of, genetic testing or prohibit testing for genetic predisposition to diseases, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our products and services, which could materially and adversely affect our business and financial condition.

Risks Associated With Our Company

Our certificate of incorporation and bylaws could discourage acquisition proposals, delay a change in control or prevent transactions that are in the best interests of our stockholders.

    Provisions of our certificate of incorporation and bylaws, as well as Section 203 of the Delaware General Corporation Law, may discourage, delay or prevent a change in control of our company that stockholders may consider favorable and may be against their best interest. These provisions include:

  •
  authorizing the issuance of up to 5,000,000 shares of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and discourage a takeover attempt;

  •
  a classified Board of Directors with staggered, three-year terms, which may lengthen the time required to gain control of our Board of Directors;

  •
  prohibiting cumulative voting in the election of directors, which will allow a majority of stockholders to control the election of all directors;

  •
  requiring super-majority voting to effect amendments to our certificate of incorporation and bylaws;

  •
  limitations on who may call special meetings of stockholders;

  •
  prohibiting stockholder action by written consent, which requires all actions to be taken at a meeting of stockholders; and

  •
  establishing advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

    In addition, Section 203 of the Delaware General Corporation Law and our stock option plan may discourage, delay or prevent a change in control of our company.

Our stock price may be extremely volatile, and you may not be able to resell your shares at or above the price you paid for them.

    Our results of operations have fluctuated significantly in the past and we expect our revenue and results of operations to fluctuate significantly in the future. A substantial portion of our operating expenses is related to personnel costs, research and development, marketing programs and overhead, which cannot be adjusted quickly and is therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenue. If actual revenue falls below our expectations, our business may suffer and our stock price may decline.

    In addition, the market prices of biotechnology and genomics-related companies have been highly volatile and have reacted significantly to publicity regarding policy, regulatory, safety, and business issues regarding the industry. Future publicity about our industry, whether or not it relates directly to us or our products, may adversely affect our stock price.

    Shareholders have brought securities class action litigation against biotechnology and pharmaceutical companies following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business and the market for our common stock.

Our directors, executive officers and principal stockholders have substantial control over our affairs, and may not make decisions that all stockholders support.

    As of March 26, 2001, our directors, executive officers and 10% stockholders held, in the aggregate, approximately 25.0% of our common stock. These stockholders acting together will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination of which stockholders might otherwise approve.

We do not have an exact plan for the use of the net proceeds of our initial public offering and will therefore have broad discretion as to the use of these proceeds, which we may not use effectively.

    We have no exact plan with respect to the use of the net proceeds of our initial public offering and have not committed these proceeds to any particular purpose apart from general corporate purposes, including research and development and possible future acquisitions. Accordingly, our management will have broad discretion in applying the net proceeds of our initial public offering and may use the proceeds in ways with which stockholders may disagree. We may not be able to invest these funds effectively.

ITEM 2.  PROPERTIES

    We lease a 39,014 square foot facility in Cambridge, Massachusetts for our headquarters and as the base for our marketing, research and development activities. The lease expires in 2008 and is renewable for another five years. We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Variagenics, Inc.'s Common Stock is quoted on the Nasdaq National Market under the symbol VGNX. The table below sets forth the high and low last sale prices per share of the Company's Common Stock for each of the quarters indicated since the Company's public offering in July 2000.

	High	Low
Fiscal Year 2000:
Third Quarter	$28.75	$20.00
Fourth Quarter	$22.38	$8.00

    As of March 23, 2001, there were approximately 163 holders of record of the Company's Common Stock, and approximately 1,403 beneficial owners of the Company's Common Stock.

    The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

    On July 20, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared a Registration Statement on Form S-1 (No. 333-33558) effective that registered 5,750,000 shares of our common stock. On July 26, 2000, we sold 5,000,000 of such shares of our common stock at an initial public offering price of $14.00 per share, generating gross offering proceeds of $70,000,000. After deducting $4,900,000 in underwriting discounts and approximately $1,806,000 in other related expenses, the net proceeds to the Company were approximately $63,294,000. On July 26, 2000, we sold an additional 750,000 shares of Common Stock at the initial public offering price of $14.00 per share pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross offering proceeds of $10,500,000. After deducting $735,000 in underwriting discounts, the additional net proceeds to the Company were $9,765,000.

    The proceeds from our initial public offering have been invested in money market funds and corporate obligations. We intend to use the net proceeds for general corporate purposes, including research and development and potential acquisitions.

ITEM 6.  SELECTED FINANCIAL DATA

VARIAGENICS, INC.
SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	For the Years Ended December 31,
	1996	1997	1998	1999	2000
Consolidated Statement of Operations Data:
Revenue	$—	$—	$—	$399	$2,254
Costs and expenses:
Research and development:
Non-cash equity compensation	—	—	—	1,949	2,950
All other research and development expenses	1,298	2,234	5,071	6,653	8,886
General and administrative:
Non-cash equity compensation	—	—	—	1,051	5,616
All other general and administrative expenses	781	2,059	3,176	5,894	5,723
In-process research and development	—	674	—	—	—

Loss from operations	(2,079)	(4,967)	(8,247)	(15,148)	(20,921)
Other income (expense):
Interest income	10	258	200	167	3,362
Interest expense	(32)	(80)	(98)	(1,497)	(241)
Equity in loss of affiliate	—	—	—	(250)	—

Net loss	$(2,101)	$(4,789)	$(8,145)	$(16,728)	$(17,800)

Dividends on redeemable convertible preferred stock	—	(153)	—	(1,437)	(22,106)

Net loss attributable to common stockholders (1)	$(2,101)	$(4,942)	$(8,145)	$(18,165)	$(39,906)

Net loss attributable to common stockholders per share (basic and diluted) (1)	$(8.22)	$(13.48)	$(16.13)	$(29.96)	$(3.69)
Weighted average common shares outstanding (basic and diluted) (1)	256	367	505	606	10,816
	As of December 31,
	1996	1997	1998	1999	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34	$6,994	$734	$1,828	$50,317
Working capital	(804)	6,591	(3,771)	2,799	88,181
Total cash and marketable securities	34	6,994	734	4,328	99,025
Total assets	445	8,177	5,249	9,403	106,244
Long-term obligations, less current portion	84	—	868	977	880
Redeemable convertible preferred stock	—	16,804	16,804	29,094	—
Total stockholders' equity (deficit)	(609)	(9,285)	(17,403)	(22,390)	101,282
(1)
Please see Note 2 to our consolidated financial statements for an explanation of the method used to calculate net loss attributable to common stockholders, basic and diluted net loss per share attributable to common stockholders and the number of shares used in the computation of per share amounts.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We are a leader in developing technologies for the discovery and commercialization of drugs and diagnostics based on understanding the genetic differences among individuals. As a pharmacogenomics company offering a full range of solutions to support key steps of the drug discovery and development process, we discover genetic variations characterized by the most common form of genetic variability, single nucleotide polymorphisms, or SNPs, groups of SNPs, or haplotypes, and other genetic differences. We use this information to improve and enhance drugs in development and develop new drug targets. We also intend to use our technology to bring high-value diagnostic products to market. We have developed our NuCleave™ proprietary method for testing genes using mass spectrometry, a tool used to measure molecular weight, for use in clinical research, and we develop assays which may be used as diagnostics. From inception in December 1992 through 1996, the main focus of our research activities was directed toward developing a pharmacogenomic approach to cancer therapy. In 1996 that focus was broadened to include SNP discovery and development of pharmacogenomic technologies. Since our inception in 1992, our operating activities have been primarily devoted to research and development, recruiting personnel, raising capital, acquiring assets and business development. In the second half of 1999, we recognized revenue from our first commercial collaboration. In 2000, we placed our first NuCleave™ system.

    We have incurred losses since our inception and, as of December 31, 2000, we had an accumulated stockholders' deficit of $52.7 million. We anticipate incurring additional operating losses through at least the end of 2002, as we expand the commercialization of our products and services to the clinical research market and we fully implement our business strategy. This expansion is expected to result in increases in research and development, marketing and sales, and general and administrative expenses. Payments under contracts, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

Sources of Revenue and Revenue Recognition

    Our revenue to date has been generated from collaborations and research grants from a governmental agency. We recognize revenue from grants in the period in which related costs are incurred. We recognize revenue from collaborations under the percentage of completion method in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Payments received in advance of being earned are recorded as deferred revenue. As of December 31, 2000, we had approximately $1.6 million of deferred revenue.

Results of Operations

Years Ended December 31, 2000 and 1999

    Revenues.  Revenues totaled $2.3 million for the year ended December 31, 2000, versus $0.4 million in 1999. Revenues for the year ended December 31, 2000 consisted principally of collaboration revenues and milestone achievements under current contracts.

    Research and Development Expenses.  Research and development expenses consist primarily of salaries and related personnel costs, consumable laboratory supplies, facilities and equipment expenses, license fees and fees paid to scientific advisors, consultants and sponsored research providers. We expense our research and development costs as they are incurred. Research and development expenses excluding non-cash equity compensation increased to $8.9 million for the year ended December 31, 2000 from $6.7 million for the year ended December 31, 1999. The increase was due primarily to increased salary and related personnel costs as we expanded our research and technology development activities ($0.4 million), increased consumption of lab materials, consumable supplies and small equipment ($1.1 million) and increased depreciation and amortization due to property and equipment additions ($0.3 million). We expect research and development spending to increase significantly over the next several years as we expand our research and technology development efforts.

    General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and related expenses for executive, business development, finance and other administrative personnel, facility operations and equipment costs, legal expenses for general legal activities and preparation of intellectual property filings, recruiting and marketing. General and administrative expenses excluding equity compensation decreased to $5.7 million for the year ended December 31, 2000 from $5.9 million for the comparable period of 1999. General and administrative expenses for 1999 included a charge of $1.8 million recorded in connection with the cancellation of our agreements with Nova Molecular, Inc. as described below. There was no comparable charge in 2000. This decrease was offset by increases in general and administrative expense, including increased salary and personnel costs of $0.6 million, increased marketing and business development expenditures of $0.4 million, and increased legal costs related to patent filings of $0.2 million.

    Non-cash Equity Compensation.  We recognize equity-related charges resulting from grants of options and stock to employees and options and restricted stock to non-employees; a total of $8.6 million in 2000 versus $3.0 million in 1999. These charges are included in research and development expenses ($1.9 million in 1999 and $3.0 million in 2000) or general and administrative expenses ($1.1 million in 1999 and $5.6 million in 2000) depending upon the nature of the work performed by the individuals receiving the grants. We incurred expenses of $7.2 million in 2000 and $0.6 million in 1999 related to the issuance of stock options to employees. These employee options generally vest over four years, which will result in additional compensation expense of $19.0 million for periods ending subsequent to December 31, 2000. We also incurred expenses of $1.4 million in 2000 and $1.7 million in 1999 related to restricted stock and options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

    Interest Income.  Interest income, which is earned on cash equivalents and short- and long-term marketable securities, increased to approximately $3.4 million for the year ended December 31, 2000 from approximately $0.2 million for the comparable period in 1999. The higher interest income was due to the increase in cash from the net proceeds of our initial public offering and concurrent private placement of common stock in July 2000 (approximately $80.3 million) and the sale of our Series F redeemable convertible preferred stock in March 2000 (approximately $19.9 million).

    Interest Expense.  Interest expense decreased to $0.2 million for the year ended December 31, 2000 from $1.5 million for the comparable period in 1999 due to interest from convertible notes and warrants recorded in the 1999 period. These obligations were no longer outstanding in the year 2000 period.

    Net Loss and Net Loss Attributable to Common Stockholders.  The net loss increased to $17.8 million for the year ended December 31, 2000 from $16.7 million for the comparable period in 1999 primarily due to the reasons listed above, partially offset by the equity in loss of affiliate ($0.3 million) and charges in connection with the cancellation of certain affiliate agreements ($1.8 million) in 1999. In March 2000, we issued redeemable convertible preferred stock at $4.29 per share for net proceeds of $19.9 million. The issuance of these shares resulted in a beneficial conversion feature, which we recorded as a dividend of $19.9 million to the preferred stockholders. Coupled with the accretion of dividends on redeemable convertible preferred stock of $2.2 million for the first seven months of 2000, this increased the loss attributable to common stockholders for the period to $39.9 million.

Years Ended December 31, 1999 and 1998

    Revenues.  Revenues totaled $0.4 million for the year ended December 31, 1999, with no revenues recorded in 1998. We generated no revenues from our inception in December 1992 through December 31, 1998. Revenues for the year ended December 31, 1999 included $0.2 million from collaborations and $0.2 million from two Small Business Innovation and Research grants from the National Institute of Health.

    Research and Development Expenses.  Research and development expenses excluding non-cash equity compensation increased to $6.7 million for the year ended December 31, 1999 from $5.1 million for the year ended December 31, 1998. The increase was due primarily to increased salary and related personnel costs as we expanded our research and technology development activities.

    General and Administrative Expenses.  General and administrative expenses excluding non-cash equity compensation increased to $5.9 million for the year ended December 31, 1999 from $3.2 million for the comparable period of 1998. General and administrative expenses for 1999 includes a charge of $1.8 million recorded in connection with the cancellation of our agreements with Nova Molecular, Inc. in consideration for the cancellation of: 1) a funding commitment, 2) a license agreement and 3) a conversion agreement that contained anti-dilution provisions, we issued 380,640 shares of our Series D redeemable convertible preferred stock, valued at $1.0 million, to the holders of Nova Molecular's Series A preferred stock, and paid $0.8 million to Nova Molecular. The remaining increase in general and administrative expense from 1998 to 1999 was primarily due to increased salary and related costs due to an increase in general and administrative personnel and increased recruiting costs.

    Non-cash Equity Compensation.  We recognized $3.0 million in 1999 in equity-related charges resulting from grants of options and stock to employees and options and restricted stock to non-employees. Of this amount, $1.9 million was recorded as research and development expense, and $1.1 million as general and administrative expense. We incurred expenses of $0.6 million in 1999 related to the issuance of stock options to employees. We also incurred expenses of $1.7 million in 1999 related to restricted stock and options granted to non-employees. There were no comparable charges in 1998.

    Interest Income.  Interest income decreased to approximately $167,000 for the year ended December 31, 1999 from approximately $200,000 for the comparable period in 1998. The decrease was due to a lower average balance of cash equivalents and short-term marketable securities in 1999 than in 1998 resulting from cash used in 1999 for operating activities and for investments in leasehold improvements in connection with our move to a larger facility in December 1998.

    Interest Expense.  Interest expense increased to $1.5 million for the year ended December 31, 1999 from $0.1 million for the comparable period in 1998. The increase was primarily due to non-cash interest expense of $1.0 million recorded in connection with warrants issued with convertible notes payable and to non-cash interest expense of $0.3 million on convertible notes payable that converted into Series E-2 redeemable convertible preferred stock on July 30, 1999.

    Net Loss.  Due to the increases in expenses from 1998 to 1999 described above, our net loss was $16.7 million for the year ended December 31, 1999 compared with a net loss of $8.1 million for the comparable period in 1998.

Liquidity and Capital Resources

    Cash and cash equivalents totaled $50.3 million at December 31, 2000, an increase of $48.5 million from December 31, 1999. We used $6.4 million for operations in 2000, which consisted of the net loss of $17.8 million offset by non-cash compensation expense of $8.6 million and depreciation and amortization of $1.1 million. We used $51.0 million to purchase marketable securities and $1.0 million to purchase property and equipment, and received $5.0 million from the maturity of marketable securities. We received $101.9 million from our financing activities, which included net proceeds of $73.1 million from our initial public offering, $7.2 million from the concurrent private placement of common stock, $19.9 million from our sale of Series F redeemable convertible preferred stock and $2.6 million from the exercise of warrants. These financing proceeds were offset in part by repayments of capital lease obligations totaling $0.7 million and a bank line of credit of $0.2 million.

    Our cash, cash equivalents, and short- and long-term marketable securities totaled $99.0 million at December 31, 2000. We believe that our cash reserves and our expected short-term revenue will be sufficient to fund our operations at least through the year 2002. During or after this period, or in the event of acquisitions or extraordinary events, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

    We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

  •
  our ability to enter into additional collaborative agreements;

  •
  competing technological and market developments;

  •
  changes in our existing collaborative relationships;

  •
  the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

  •
  the purchase of additional capital equipment;

  •
  the expansion of our facilities;

  •
  the progress of our existing and future milestone and royalty producing activities; and

  •
  the availability of additional funding, if necessary, and if at all, on favorable terms.

Impact of Inflation

    We do not believe inflation has had a material impact on our business or operating results during the periods presented.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is principally confined to our cash equivalents and marketable securities, all of which have maturities of less than eighteen months. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page(s)
Report of Independent Accountants	32
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 1999 and 2000	33
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000	34
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1998, 1999 and 2000	35
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000	36
Notes to Consolidated Financial Statements	37–53

Report of Independent Accountants

To the Board of Directors and
Stockholders of Variagenics, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Variagenics, Inc. and its subsidiary at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                      /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 14, 2001

Variagenics, Inc. and Subsidiary

Consolidated Balance Sheets

As of December 31,

(in thousands, except per share amounts)

	1999	2000
Assets
Current assets:
Cash and cash equivalents	$1,828	$50,317
Short-term marketable securities	2,500	40,646
Prepaid expenses and other current assets	194	1,300

Total current assets	4,522	92,263
Restricted cash	1,000	1,000
Property and equipment, net	3,753	4,831
Long-term marketable securities	—	8,062
Other assets	128	88

Total assets	$9,403	$106,244

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$315	$580
Accrued expenses and other liabilities	740	1,031
Deferred revenue	42	1,612
Capital lease obligations, current portion	516	859
Line of credit, current portion	109	—

Total current liabilities	1,722	4,082
Capital lease obligations	877	880
Line of credit	100	—
Commitments and contingencies
Redeemable convertible preferred stock, $.01 par value; 11,576 and 0 shares authorized, 10,267 and 0 shares issued and outstanding	29,094	—
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value; 0 and 5,000 shares authorized, 0 shares issued and outstanding
Common stock, $.01 par value; 14,324 and 70,000 shares authorized, 750 and 23,116 shares issued and outstanding	8	231
Additional paid-in capital	18,822	172,757
Accumulated deficit	(34,895)	(52,695)
Deferred compensation	(6,325)	(19,011)

Total stockholders' equity (deficit)	(22,390)	101,282

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$9,403	$106,244

The accompanying notes are an integral part of these consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31,

(in thousands, except per share amounts)

	1998	1999	2000
Revenue	$—	$399	$2,254
Costs and expenses:
Research and development:
Non-cash equity compensation	—	1,949	2,950
All other research and development expenses	5,071	6,653	8,886
General and administrative:
Non-cash equity compensation	—	1,051	5,616
All other general and administrative expenses	3,176	5,894	5,723

Loss from operations	(8,247)	(15,148)	(20,921)
Other income (expense):
Interest income	200	167	3,362
Interest expense	(98)	(1,497)	(241)
Equity in loss of affiliate	—	(250)	—

Net loss	$(8,145)	$(16,728)	$(17,800)

Dividends on redeemable convertible preferred stock	—	(1,437)	(22,106)

Net loss attributable to common stockholders	$(8,145)	$(18,165)	$(39,906)

Net loss attributable to common stockholders per share (basic and diluted)	$(16.13)	$(29.96)	$(3.69)
Weighted average common shares outstanding (basic and diluted)	505	606	10,816

The accompanying notes are an integral part of these consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Years Ended December 31, 2000

(in thousands)

	Convertible preferred stock
			Common stock
					Additional paid-in Capital	Accumulated Deficit	Deferred Compensation
	Shares	Par value	Shares	Par value				Total
Balance at December 31, 1997	92	$1	552	$6	$730	$(10,022)	$—	$(9,285)
Issuance of common stock	—	—	66	—	27	—	—	27
Net loss for the year ended December 31, 1998	—	—	—	—	—	(8,145)	—	(8,145)

Balance at December 31, 1998	92	1	618	6	757	(18,167)	—	(17,403)
Issuance of common stock	—	—	132	2	783	—	—	785
Adjustment to redeemable convertible preferred as a result of change in redemption value	—	—	—	—	9,045	—	—	9,045
Reclassification of Series C preferred stock to redeemable convertible preferred stock	(92)	(1)	—	—	(251)	—	—	(252)
Issuance of warrants	—	—	—	—	1,418	—	—	1,418
Accretion of issuance costs for redeemable preferred stock	—	—	—	—	(394)	—	—	(394)
Dividend on redeemable preferred stock	—	—	—	—	(1,043)	—	—	(1,043)
Deferred compensation resulting from the grant of options	—	—	—	—	8,507	—	(8,507)	—
Amortization of deferred compensation	—	—	—	—	—	—	2,182	2,182
Net loss for the year ended December 31, 1999	—	—	—	—	—	(16,728)	—	(16,728)

Balance at December 31, 1999	—	—	750	8	18,822	(34,895)	(6,325)	(22,390)
Issuance of common stock	—	—	538	5	1,458	—	—	1,463
Issuance of common stock in Initial Public Offering	—	—	5,750	58	73,001	—	—	73,059
Issuance of common stock in private placement	—	—	536	5	7,211	—	—	7,216
Issuance of warrants	—	—	—	—	500	—	—	500
Conversion of redeemable convertible preferred stock to common stock	—	—	15,542	155	52,714	—	—	52,869
Accretion of issuance costs for redeemable preferred stock	—	—	—	—	(95)	—	—	(95)
Dividend on redeemable preferred stock	—	—	—	—	(2,106)	—	—	(2,106)
Proceeds from redeemable preferred stock allocated to beneficial conversion feature	—	—	—	—	19,905	—	—	19,905
Dividend on redeemable preferred stock attributable to beneficial conversion feature	—	—	—	—	(19,905)	—	—	(19,905)
Deferred compensation resulting from the grant of options	—	—	—	—	19,626	—	(19,626)	—
Compensation expense related to stock options	—	—	—	—	1,626	—	6,940	8,566
Net loss for the year ended December 31, 2000	—	—	—	—	—	(17,800)	—	(17,800)

Balance at December 31, 2000	—	$—	23,116	$231	$172,757	$(52,695)	$(19,011)	$101,282

The accompanying notes are an integral part of these consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(in thousands)

	1998	1999	2000
Operating activities:
Net loss	$(8,145)	$(16,728)	$(17,800)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	412	670	1,062
Non-cash compensation expense	—	2,967	8,566
Common stock issued for license agreement	—	—	428
Warrants issued for interest expense	—	1,073	—
Non-cash charge for preferred stock issued to cancel agreements with affiliate and affiliate's investors	—	1,040	—
Accrued interest on convertible notes payable converted to redeemable convertible preferred stock	29	297	—
Equity in loss of affiliate	—	250	—
Loss on disposal of assets	—	15	—
Amortization of premium and accretion of discount on marketable securities	—	—	(188)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(219)	324	(1,106)
Other assets	28	21	(5)
Accounts payable	851	(806)	265
Accrued expenses	(1)	437	291
Deferred revenue	—	42	2,070

Net cash used for operating activities	(7,045)	(10,398)	(6,417)

Investing activities:
Purchase of marketable securities	—	(2,500)	(51,020)
Maturity of marketable securities	6,975	—	5,000
Acquisition of property and equipment	(2,089)	(620)	(1,015)
Proceeds from sale/leaseback transaction	135	—	—
Reimbursement from lessor	—	273	—
Investment in affiliate	—	(250)	—

Net cash provided by (used for) investing activities	5,021	(3,097)	(47,035)

Financing activities:
Proceeds from public offering of common stock	—	—	73,059
Proceeds from private placement of common stock	—	—	7,216
Proceeds from issuance of preferred stock	—	10,631	19,905
Proceeds from exercise of warrants	—	—	2,570
Proceeds from exercise of stock options	27	—	135
Proceeds from issuance of notes payable to stockholders	3,285	4,665	—
Repayment of capital lease obligations	(173)	(316)	(735)
Proceeds from line of credit	600	400	—
Repayment of line of credit	—	(791)	(209)
Payment as collateral for letter of credit	(1,000)	—	—

Net cash provided by financing activities	2,739	14,589	101,941

Increase in cash and cash equivalents	715	1,094	48,489
Cash and cash equivalents at beginning of year	19	734	1,828

Cash and cash equivalents at end of year	$734	$1,828	$50,317

The accompanying notes are an integral part of these consolidated financial statements.

Variagenics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.  Nature of the Business and Basis of Presentation

    Variagenics, Inc. (the "Company") was incorporated in Delaware on December 7, 1992. The Company was originally formed to develop a pharmacogenomic approach to cancer therapy. The Company has broadened that focus to discover genetic variations characterized by SNPs and other genetic differences. The Company will use this information to optimize drugs in development, develop new drug targets and bring diagnostic products to market. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Variagenics Securities Corporation. All intercompany balances and transactions have been eliminated.

    The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated minimal revenues and has an accumulated deficit of $52.7 million at December 31, 2000. The future viability of the Company is dependent on its ability to complete development and commercialize its products and to commence generating cash from operations. Management believes the Company has the ability to do so.

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

2.  Summary of Significant Accounting Policies

  Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include useful lives for depreciation and amortization and contract revenues and related costs used in estimates to complete under percentage of completion accounting. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Marketable Securities

    The Company considers all highly liquid marketable securities purchased with an initial maturity of three months or less to be cash equivalents. Investment securities with original maturities of greater than three months and that mature within 12 months from the balance sheet date are classified as short-term marketable securities. Investment securities maturing in excess of one year from the balance sheet date are treated as long-term marketable securities. The Company's investment policy is to purchase securities with maturities of no greater than 18 months at the time of purchase. All short- and long-term marketable securities are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. The Company maintains all of its marketable securities with three high-quality financial institutions that serve as the Company's cash managers and investment advisors.

Property and Equipment

    Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the improvement or the remaining term of the lease.

    Purchased software is capitalized at cost and amortized over the estimated useful life, generally three years. Internally developed software is accounted for in accordance with Statement of Position ("SOP") 98-1. Under the provisions of SOP 98-1, Variagenics capitalizes costs of internally developed software after the preliminary project stage has been completed. Costs eligible for capitalization have not been significant. Therefore, the Company has not capitalized any internal software development costs.

  Long-Lived Assets

    The Company reviews long-lived assets for impairment by comparing the cumulative undiscounted cash flows for groups of assets for which there are identifiable cash flows independent of the cash flows of other groups of assets with their carrying amount. Impairment is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Quoted market prices, if available, are used as the basis for the measurement. If quoted market prices are not available, the estimate of fair value is based on the best information available in the circumstances. Any writedowns are treated as permanent reductions in the carrying amount of the assets. Management's policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections and changes in management's strategic direction or market emphasis.

  Revenue Recognition

    Revenue to date has been generated from collaborations and research grants from a governmental agency. Revenue from grants is recognized in the period in which related costs are incurred. Revenue recognized under two governmental grants for research in 1999 was $0.2 million.

    The Company accounts for revenue from collaborations under the percentage of completion method in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under percentage of completion accounting, revenue is based on the cost of effort from the contract's commencement up to the reporting date, divided by the total expected research and development costs from the contract's commencement to the end of the research and development period, multiplied by the total expected contractual payments under the arrangement. Total expected contractual payments include amounts due from the collaborative partner only when a contingency has been removed and the collaborative partner becomes obligated to make a payment related to achievement of a milestone. Revisions in cost estimates and expected contractual payments as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Payments received in advance of being earned are recorded as deferred revenue. The deferred revenue balance at December 31, 2000 is expected to be recognized in the Company's results of operations for the year ending December 31, 2001. Revenue recognized under collaboration agreements was $0.2 million and $2.2 million for the years ended December 31, 1999 and 2000, respectively.

  Research and Development

    Research and development costs are charged to operations as incurred.

  Stock-Based Compensation

    The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure only (Note 9). All stock-based awards to nonemployees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

  Income Taxes

    The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Business Segments

    The Company operates as a single business segment as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

  Net Loss Per Share

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

    The following potentially dilutive common shares were excluded from the calculation of net loss per share because their effect was antidilutive (in thousands):

	As of December 31,
	1998	1999	2000
Stock options	602	1,573	2,907
Warrants	243	2,241	1,311
Employee stock purchase plan	—	—	12
Redeemable convertible preferred stock	2,840	10,227	—
Unvested restricted stock	104	30	—
Convertible notes payable	3,314	—	—
Convertible preferred stock	92	—	—

    Comprehensive loss is equal to net loss for all years presented.

  New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

3.  Supplemental Cash Flow Information

	For the Years Ended December 31,
(in thousands)	1998	1999	2000
Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash paid for interest	$68	$130	$197
Issuance of warrants for common stock	—	—	500
Issuance of common stock for license	—	—	428
Conversion of redeemable preferred stock into common stock	—	—	52,869
Conversion of notes payable to stockholder into redeemable preferred stock	—	8,276	—
Acquisition of machinery and equipment under capital lease agreements	463	1,200	1,080
Reclassification of preferred stock for redemption features	—	8,794	—

4.  Marketable Securities

    At December 31, 1999 and 2000, all marketable securities were classified as held-to-maturity and carried at amortized cost. Marketable securities consisted of the following (in thousands):

	1999	2000
Short-term:
Corporate bonds	$2,500	$16,640
Commercial paper	—	17,181
U.S. government securities	—	6,825

	$2,500	$40,646

Long-term:
Corporate bonds	$—	$5,048
U.S. government securities	—	3,014

	$—	$8,062

    The carrying amounts and estimated fair values of the Company's significant financial instruments at December 31 were as follows (in thousands):

	1999		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,828	$1,828	$50,317	$50,315
Short-term marketable securities	2,500	2,500	40,646	40,674
Long-term marketable securities	—	—	8,062	8,099

    Fair values of all marketable securities are based upon quoted market prices.

5.  Property and Equipment

    Property and equipment consists of the following as of December 31 (in thousands):

	Estimated Useful lives (years)	1999	2000
Machinery and equipment	3-5	$932	$1,637
Furniture and fixtures	5	524	655
Machinery and equipment under capital leases	3-5	1,798	2,998
Leasehold improvements	lease life	1,782	1,841

		5,036	7,131
Less—accumulated depreciation and amortization		(1,283)	(2,300)

		$3,753	$4,831

    Depreciation and amortization expense was $0.4 million, $0.6 million and $1.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. Accumulated amortization of machinery and equipment under capital leases totaled $0.3 million and $0.9 million at December 31, 1999 and 2000, respectively.

Variagenics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

6.  Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	1999	2000
Accrued payroll related	$482	$622
Professional fees	95	204
Sponsored research and development	90	65
Other	73	140

	$740	$1,031

7.  Redeemable Convertible Preferred Stock

    Upon closing of the Company's initial public offering in July 2000, all mandatorily redeemable convertible preferred stock was converted into 15,542,181 shares of common stock.

    While outstanding, mandatorily redeemable convertible preferred stock was carried at redemption value plus accrued dividends of $0.24 per share per year beginning July 1999. Issuance costs relating to redeemable convertible preferred stock were accreted to the value of the stock immediately upon issuance. Series A, B, C, D, E-2 and E had a par value of $.01 per share and liquidation value of $2.73 per share. Mandatorily redeemable convertible preferred stock consisted of the following as of December 31, 1999 (in thousands):

Series A, 599,255 shares authorized, issued and outstanding	$1,698
Series B, 2,240,482 shares authorized, issued and outstanding	6,349
Series C, 92,209 shares authorized, issued and outstanding	261
Series D, 380,640 shares authorized, issued and outstanding	1,079
Series E-2, 2,734,142 shares authorized, issued and outstanding	7,748
Series E, 5,529,735 shares authorized; 4,219,857 shares issued and outstanding	11,959

$29,094

    In March 2000, the Company issued 4,664,705 shares of Series F redeemable convertible preferred stock, par value $.01, to new investors at $4.29 per share (liquidation value) for net proceeds of $19.9 million. The issuance of these shares resulted in a beneficial conversion feature equal to the total proceeds from the offering. Because the redeemable convertible preferred stock was immediately convertible, the Company recorded a dividend of $19.9 million to preferred stockholders in the first quarter of 2000. The Company also recorded cumulative dividends on this class of stock at a rate of $0.39 per share per year. The Series F redeemable convertible preferred stock ranked senior to all other outstanding preferred stock with respect to dividends, liquidation and redemption. In connection with the authorization of the Series F redeemable convertible preferred stock, the Company amended certain characteristics of all of the Company's then-outstanding redeemable convertible preferred stock.

  Preferred Stock Warrants

    In conjunction with the issuance of notes payable and Series A preferred stock in 1995, the Company had outstanding, fully vested warrants to purchase 138,389 shares of Series A preferred stock at a price of $7.77 per share. In connection with the sale of Series B preferred stock in 1997, these warrants were converted into warrants to purchase an equal amount of shares of Series B preferred stock at a price of $5.42. The value ascribed to the warrants at the time of issuance and amendment was deemed to be immaterial. In connection with the Series E and E-2 preferred stock financing in 1999, these warrants were cancelled.

    In connection with amending a line of credit in 1999, the Company issued a warrant to purchase 43,920 shares of Series E preferred stock at an exercise price of $2.73 (Note 13).

    In connection with the issuance of Series E preferred stock in 1999, the Company issued warrants for the purchase of 1,265,957 shares of Series E preferred stock at an exercise price of $2.73 per share.

    In May 2000, warrants were exercised for the purchase of 610,949 shares of Series E preferred stock at $2.73 per share.

    As a result of the public offering, all outstanding warrants for preferred stock were converted to warrants for the purchase of common stock.

8.  Preferred Stock

    Under the terms of the Company's certificate of incorporation which was restated upon completion of the initial public offering, the Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock, $.01 par value, in one or more series without stockholder approval. The Board of Directors also has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock.

9. Common Stock

  Stock Split

    On June 15, 2000, the Board of Directors of the Company authorized a 1.1895 to 1 stock split. All share and per share information have been retroactively restated to reflect the stock split.

  Stock Options

    Prior to 1997, the Company did not maintain a formal stock option plan. All options issued by the Company from inception (December 7, 1992) through December 31, 1996 were non-qualified stock options issued to employees and advisors of the Company. In January 1997, the Company adopted the 1997 Employee, Director and Consultant Stock Option Plan, which provides for the granting of incentive and non-qualified stock options to employees, directors and consultants of the Company. The number of options available for grant was increased from 237,900 to 832,650 in 1998, to 1,903,200 in 1999, and to 4,758,000 in 2000. Options granted by the Company generally vest ratably over three- to five-year periods and have a term of ten years.

    In accordance with APB No. 25, no compensation cost has been recognized for options granted to employees by the Company with exercise prices equal to or greater than fair value of the underlying common stock at grant date. In 1999 and 2000, the Company recorded compensation expense of $567,576 and $7,153,604, respectively, relating to options granted to employees with exercise prices less than the fair value of the underlying common stock at grant date (the compensation expense represents the difference between the exercise price of each option and the fair value of the common stock on the date of grant). Had compensation cost been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss attributable to common stockholders per share for the years ended December 31, 1998, 1999 and 2000 would have been as follows (in thousands):

	Net loss	Net loss attributable to common stockholders per share— basic and diluted
As reported:
1998	$(8,145)	$(16.13)
1999	(16,728)	(29.96)
2000	(17,800)	(3.69)
Pro forma:
1998	$(8,156)	$(16.15)
1999	(16,752)	(30.00)
2000	(18,783)	(3.78)

    Because options vest over several years, additional option grants are expected to be made in the future and the determination of fair value of option grants made after the Company's initial public offering has included a volatility factor, the pro forma effects of applying the fair value method are not representative of future pro forma results.

    For the purposes of pro forma disclosure, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1998, 1999 and 2000: no dividend yield; risk-free interest rates of 5% for 1998, 6% for 1999 and 2000; volatility of 0% for 1998, 1999 and 2000 grants prior to the initial public offering, 100% for remaining 2000 grants; and an expected life of five years for all options granted.

    The Company has granted options to non-employees which vest in future periods. The Company applies EITF No. 96-18 to account for these non-employee grants. Under EITF 96-18, the expense that will ultimately be recognized for these options will be the fair value at the vesting dates of the underlying options. As these options vest over periods up to five years, the Company will be required to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting date of the option. The Company recorded compensation expense of $1.6 million and $1.4 million in 1999 and 2000, respectively, relating to these options.

    In 2000, the Company granted stock options to employees and directors to purchase 1,671,339 shares of common stock at a weighted average exercise price of $4.24 per share. Of these options, 1,376,095 were granted at an exercise price which was less than the fair market value of common stock on the grant date. The Company recorded deferred compensation relating to these options totaling $21.3 million, representing the aggregate difference between the estimated fair market value of Variagenics common stock on the date of grant and the exercise price of each option. This deferred compensation is being amortized on a straight line basis over the related vesting period. Also in 2000, the Company granted options to purchase 43,712 shares of common stock to non-employees at a weighted average exercise price of $1.18. Options cancelled in 2000 resulted in a $1.7 million reduction in deferred compensation. At December 31, 2000 the Company has $19.0 million of deferred compensation relating to employee grants.

    Option activity for the years ended December 31 was as follows (in thousands, except per share amounts):

	1998		1999		2000
	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise price
Outstanding at beginning of year	110	$0.31	602	$0.50	1,573	$0.53
Granted	523	0.54	1,157	0.54	1,715	4.16
Exercised	(16)	0.25	(11)	0.38	(132)	0.54
Canceled	(15)	0.54	(175)	0.46	(249)	2.66

Outstanding at end of year	602	$0.50	1,573	$0.53	2,907	$2.49
Options exercisable at year end	79	$0.46	380	$0.49	855	$1.17

	1998	1999	2000
Options granted at fair value:
Weighted average exercise price	$0.54	$—	$15.41
Weighted average fair value	$0.12	$—	$11.94
Options granted below fair value:
Weighted average exercise price	$—	$0.54	$1.96
Weighted average fair value	$—	$6.73	$16.79

    The following table summarizes information about stock options outstanding at December 31, 2000 (in thousands, except per share amounts and lives):

Exercise Prices	Shares Outstanding	Weighted-Average Exercise Price	Weighted-average remaining contractual life (in years)	Shares Exercisable	Weighted-Average Exercise Price
$0.01 to $3.78	2,637	$1.17	8.74	823	$0.68
$11.25 to $17.69	232	14.02	9.19	32	14.00
$23.63	38	23.63	9.70	—	—

	2,907			855

  Common Stock Warrants

    In connection with the issuance of the line and letter of credit in 1998, the Company issued warrants to purchase 46,419 shares of common stock at a price of $8.62 (Note 13). Additionally, in connection with a lease line in 1997, the Company was obligated to issue warrants to purchase 5,551 shares of common stock at a price of $8.62.

    In connection with convertible notes payable to stockholders, the Company issued warrants for the purchase of 820,242 shares of common stock at an exercise price of $2.73 per share. The value of the warrants of $1,330,000 was attributed to additional interest expense to be amortized over the stated term of the convertible notes payable. The Company amortized $1,028,533 of the value to interest expense during 1999, in the period prior to conversion. At the date of conversion the unamortized balance of $301,467 was deducted from the value of the Series E-2 redeemable preferred stock as issuance costs.

    In 2000, 367,254 warrants were exercised for the purchase of 363,679 shares of common stock at $2.73 per share. The exercise of 37,288 of these warrants was cashless, resulting in a lower number of shares issued.

Variagenics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

9. Common Stock (Continued)

  Stock Restriction Agreements

    The Company has executed stock restriction agreements with certain of its common stockholders. Each agreement gives the Company the right to repurchase, at prices from $0.01 to $0.54 per share, a certain number of shares held by each individual if the respective stockholder ceases to be a director, employee or consultant, as appropriate, of the Company. The purchase option rights originally lapsed at various dates through March 2003. At December 31, 1999, an aggregate of 30,317 shares of the Company's outstanding common stock were subject to these repurchase options. The repurchase option on all restricted stock terminated in its entirety upon completion of the Company's initial public offering in July 2000. In connection with restricted stock issued to non-employees, the Company recorded compensation expense of $93,051 and $10,395 in 1999 and 2000, respectively.

  Stock Issuance

    Pursuant to the terms of two employment agreements, the Company issued 103,487 shares of common stock during 1999. Compensation expense recorded relating to these agreements was $0.7 million. Additionally, in conjunction with a license agreement, the Company issued 8,327 shares of common stock, and recorded expense of $11,410 related to this issuance in 1999.

    In conjunction with a license agreement in 2000, the Company issued 35,685 shares of common stock and recorded related expense of $428,100.

10.  Initial Public Offering

    On July 26, 2000, the Company completed an initial public offering in which it sold 5,000,000 shares of common stock at $14.00 per share. Concurrent with the closing of the offering, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares at $14.00 per share. Net proceeds from the offering and over-allotment option were approximately $73.1 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company's redeemable convertible preferred stock converted into 15,542,181 shares of common stock. A vote of the Company's stockholders in July 2000 increased the number of authorized shares of common stock to 70,000,000 and preferred stock to 5,000,000 in anticipation of this offering.

11.  Nova Molecular, Inc.

    In January 1999, the Company entered into the following agreements with Nova Molecular, Inc. ("NMI"), a company engaged in performing genetic research and providing pharmacogenomic services: (i) a subscription agreement whereby the Company acquired 37% of the outstanding shares of NMI in exchange for approximately $250,000 in cash; (ii) a research and development agreement whereby the Company agreed to fund $2.0 million of NMI's research and development over a three year period, (iii) license agreements in which proprietary rights were licensed to each other in exchange for future royalties; and (iv) a conversion agreement in which the Company granted NMI shareholders the right, under certain circumstances, to exchange shares of NMI preferred stock for the Company's convertible preferred stock and common stock subject to antidilution provisions. Through this alliance, the Company expected to expand its pharmacogenomic technologies and services.

    In 1999, the Company recorded an investment in affiliate of $250,000 which was reduced to zero by the recognition under the equity method of accounting of the Company's shares of NMI's losses,

included in equity in loss of affiliate. Funding provided to NMI under the research and development agreement in 1999 was recorded as research and development expense of $135,000.

    In July 1999, the Company restructured its alliance with NMI. The Company sought to terminate the conversion agreement in order to satisfy the requirements for completion of the sale of its Series E redeemable convertible preferred stock. NMI's Series A preferred stockholders sought to become stockholders of the Company, and the other NMI stockholders sought to separately pursue financing options for NMI. Consequently, in July 1999, pursuant to a cancellation agreement between the Company and NMI, the Company issued 380,640 shares of the Company's Series D redeemable convertible preferred stock to the NMI Series A preferred stockholders and agreed to pay $0.8 million to NMI in exchange for the following: (i) all of the outstanding NMI Series A preferred shares were acquired by Variagenics and redistributed to the remaining NMI preferred stockholders; and (ii) the research and development funding commitment, the license agreement and the conversion agreement were canceled. After the purchase and redistribution of the NMI Series A shares, the Company continued to hold 37% of the outstanding shares of NMI.

    The value attributed to the Series D redeemable convertible preferred stock of $1.0 million and the cash payment of $0.8 million were recorded as general and administrative expense in 1999 in consideration of the cancellations of the funding commitment, the license agreement, and the conversion agreement.

    In December 2000, the Company acquired by way of assignment from NMI all of NMI's rights, title and interest in and to certain technology and intellectual property for a purchase price of $0.3 million.

12.  Income Taxes

    At December 31, the significant components of the Company's deferred tax assets consisted of the following (in thousands):

	1999	2000
Deferred tax assets:
Net operating loss carryforwards	$10,908	$15,572
Stock compensation expense	680	1,732
Research and development credit carryforwards	918	1,659
Investment in affiliate	847	847
Acquired intangible assets	484	209
Other	(48)	718

Total gross deferred tax assets	13,789	20,737
Deferred tax asset valuation allowance	(13,789)	(20,737)

Net deferred tax assets	$—	$—

    The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards cannot be sufficiently assured at December 31, 2000.

    At December 31, 2000, available net operating loss carryforwards for federal and state tax purposes were approximately $37.7 million, which expire through 2020. At December 31, 2000, the Company has research and development tax credit carryforwards of approximately $1.0 million available to reduce future federal tax liabilities which expire through 2019. Approximately $0.6 million of the net operating loss carryforwards relate to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

    Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may limit the amount of net operating loss and tax credit carryforwards which could be utilized annually to offset future taxable income and taxes payable. The amount of the annual limitation is determined based upon the Company's value prior to the ownership change. Subsequent significant ownership changes could further affect the limitation in future years.

    Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily due to the following at December 31 (in thousands):

	1998	1999	2000
Income tax benefit at US federal statutory rate	$(2,851)	$(5,855)	$(6,229)
State income taxes, net of federal tax effect	(611)	(925)	(1,190)
Permanent items	(215)	952	815
Other	(1)	(22)	(96)
Change in deferred tax asset valuation allowance	3,678	5,850	6,700

	$—	$—	$—

13.  Commitments and Contingencies

  Lease Lines of Credit

    The Company has various equipment leases with repayment terms of 36 months. During the year ended December 31, 2000, the Company increased its borrowings under an existing capital lease agreement to finance $1.2 million of equipment additions.

  Lease For Facility

    In June 1998, the Company entered into a ten-year noncancelable operating lease, renewable for an additional five years, related to its facility. Rent expense under this lease is approximately $1.0 million per year, plus applicable taxes and operating costs. Pursuant to the terms of the lease, the Company agreed to expend a total of at least $1.5 million over the lease term related to facility improvements, subject to reimbursements from the landlord of $273,098 which was received in 1999 and recorded as an offset to leasehold improvements.

Variagenics, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

13.  Commitments and Contingencies (Continued)

    Commitments under the Company's leases obligations (net of noncancelable sublease income) as of December 31, 2000 are as follows (in thousands):

	Operating leases	Capital Leases
2001	$901	$994
2002	975	799
2003	975	139
2004	975	—
2005	975	—
Thereafter	2,358	—

Total minimum lease payments	$7,159	$1,932

Less amount representing interest		(193)

Present value of capital lease obligations		$1,739

    Total rent expense (net of sublease income of $225,000 in both 1999 and 2000) under operating leases in effect was $1.3 million, $1.3 million, and $1.2 million for the years ended December 31, 1998, 1999 and 2000, respectively.

  Line of Credit, Letter of Credit and Restricted Cash

    In July 1998, the Company obtained a $1.2 million line of credit from a bank. Drawdowns under this line could be in the form of equipment loans or bridge loans and interest was variable. The line of credit was amended in June 1999 so that all subsequent borrowings were in the form of bridge loans and repayment of all bridge loans was extended to June 2000. The payment terms of the $300,000 equipment loan outstanding at December 31, 1998 were not modified and were payable in 33 monthly installments commencing March 1999. These obligations were secured by substantially all of the Company's assets excluding intellectual property. During 1999, the balance outstanding under the bridge loans was repaid. In December 2000, the outstanding balance on the equipment loan was repaid.

    In order to secure the facility lease, the Company also obtained a $2.0 million letter of credit from this same bank which is automatically renewable on an annual basis through June 2009. These obligations are being secured by $1.0 million of restricted cash, subject to certain reductions after the second year of the lease. In January 2001, the Company received approval from the landlord for the reduction of the letter of credit to $1.5 million and related restricted cash to $750,000.

    In connection with the original obligations entered into during 1998, the Company issued a fully vested five-year warrant to the bank to purchase 46,419 shares of its common stock at a price of $8.62 per share. The value ascribed to this warrant was not significant. In connection with the 1999 amendment, the Company issued a fully vested, five-year warrant for the purchase of 43,920 shares of Series E redeemable convertible preferred stock at an exercise price of $2.73. The value ascribed to this warrant of $88,000 was recorded as additional interest expense over the period of the extension.

  Notes Payable

    During 1998 and 1999, the Company received cash proceeds totaling $3,284,999 and $4,665,000, respectively, pursuant to the issuance of unsecured convertible notes payable to stockholders primarily at an interest rate of 8.25%. All principal and accrued interest of $326,403 under these notes were converted to Series E and Series E-2 redeemable convertible preferred stock in 1999.

  Other Agreements

    The Company has entered into various license agreements and research and development funding agreements to support its research and development activities. Certain of these license agreements contain provisions for future royalties to be paid on sales of products developed under these agreements and minimum license fees or royalties to be paid annually for the life of the related patent. As of December 31, 2000, the Company is committed to minimum license and royalty payments of $45,000 per year through at least 2015. In conjunction with entering into one license agreement in 1999, the Company issued 8,327 shares of common stock (Note 9) and fully vested options to purchase 15,464 shares of common stock for which the Company recorded expense of $18,000. Additionally, the Company has co-marketing agreements with various parties under which revenues may be earned by either party.

    Funding commitments under research and development agreements with two universities are approximately $0.4 million over the next two to four years.

    The Company entered into separation agreements with certain employees and one officer. In connection with these agreements, the Company paid severance of $193,665 and $14,423 in 1999 and 2000, respectively.

14.  Employee Savings Plan

    In December 1995, the Company adopted an employee savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). In December 2000, the Board of Directors amended the Plan via an adoption agreement effective January 1, 2001, which, among other things, changes the 401(k) Plan's trustee and provides that future employer matching contributions be non-discretionary. The 401(k) Plan covers substantially all employees of the Company and allows them to defer a portion of their annual compensation on a pre-tax basis. Company contributions under the 401(k) Plan are made at the discretion of the Board of Directors in amounts determined by the Board. No employer contributions were made to the 401(k) Plan by the Company during the years ended December 31, 1998, 1999 and 2000.

15.  Employee Stock Purchase Plan

    In July 2000, the Company's stockholders approved the Variagenics, Inc. 2000 Employee Stock Purchase Plan. This plan allows employees of the Company to purchase common stock through payroll deductions for 85% of fair market value. A total of 475,800 shares of common stock are reserved for issuance under this plan.

16.  Related Party Transactions

    The Company maintains certain consulting agreements under which advisory services are provided to the Company by several individual stockholders. Cash expenses under these contracts totaled $198,000, $210,000 and $74,000 in each of the years ended December 31, 1998, 1999 and 2000, respectively. The Company also grants options to these advisors (Note 9).

    As discussed in Note 9, the Company issued 35,685 shares of common stock under a license agreement in 2000. In connection with this license, the Company made royalty payments to this stockholder totaling $80,000 during 2000, with a prepaid royalty balance at December 31, 2000 of $36,158.

17.  Commercial Collaborations

    Covance, a contract research organization, selected the Company as their provider of genotyping assays. The Company targeted Covance to be a user of its NuCleave™ DNA testing and analysis technology. The Company's August 1999 alliance agreement with Covance provides funding to the Company for assay development and royalties payable to the Company for laboratory tests performed at Covance. From the commencement of the collaboration through December 31, 2000, the Company has recorded $0.8 million in sponsored research fees and no royalties under its agreement with Covance. Under this agreement, Covance is the only contract research organization which can directly license the Company's technologies for providing pharmacogenomic lab services in clinical trials. The Company achieved its first non-cash performance based production target under the Covance agreement in February 2000, when it delivered to Covance 17 assays relevant for standard pharmacogenomic testing. In September 2000, Covance increased its funding commitment to Variagenics to develop genotyping assays. The Company's agreement with Covance is for a five-year term, subject to adjustment after two years. After two years, if the Company has not achieved predetermined sales levels, Covance may discontinue funding. In this event the Company may terminate the agreement. Covance may terminate the agreement if (i) the Company fails to achieve assay production targets, or (ii) the Company has a change in control, including if Taylor J. Crouch ceases to serve as the Company's Chief Executive Officer. Either party may terminate the agreement upon material breach, misconduct or insolvency of the other party. After the five-year term expires, the agreement may be automatically renewed for additional one-year terms.

    The Company's arrangement with Quintiles Transactional Corporation is a preferred provider co-marketing arrangement under which Quintiles' worldwide business development group will incorporate the Company's SNP discovery and clinical design services into the Quintiles selling cycle. The Company's December 1998 agreement with Quintiles is for a five-year term and may be terminated by either party after December 31, 2000 and before June 30, 2001 with prior written notice. The Company will receive revenues from this marketing agreement based on the types of pharmacogenomic services performed under the contract. For the periods presented, the Company has not received any revenues under its arrangement with Quintiles. The agreement may be terminated by either party upon a material breach of the agreement.

    In May 2000, the Company entered into a collaboration with Bruker Daltonics, Inc. to manufacture and develop mass spectrometers for its NuCleave™ DNA testing and analysis system. The Company will use the resulting system and also market and sell the system to its pharmaceutical and drug-development collaborators to identify genetic variances including genotypes and haplotypes. The collaboration agreement with Bruker Daltonics extends until December 31, 2001, or until terminated by either party for any reason upon 90 days notice. The parties may agree to renew the agreement for additional one-year terms.

18.  Alliance Agreement

    In June 2000, the Company entered into an alliance agreement with Waters Technologies Corporation ("Waters"), a life science company, whereby Waters will manufacture, distribute and sell consumable reagent kits for use in the Company's NuCleave™ DNA analysis system. Pursuant to this agreement, on July 26, 2000, the Company received $7.5 million from Waters for the purchase of 535,714 shares of the Company's common stock and $3.0 million paid upon receipt of approval under the Hart-Scott-Rodino Act. Concurrent with the share purchase, the Company issued to Waters a warrant to purchase 80,357 shares of common stock at $14.00 per share, the IPO price. These warrants expire in July 2005. The $3.0 million payment was recorded as deferred revenue, and the warrants were valued at $500,000, which was recorded as a reduction of deferred revenue. In December 2000, the Company achieved a milestone under the alliance agreement by placing its first NuCleave™ system with a customer; a $500,000 milestone payment was received from Waters in connection with this placement and was recorded as deferred revenue. The net deferred revenue is being recognized in revenue over the development period of the alliance based on percentage of completion. The alliance agreement further provides for payments to the Company based on the achievement of certain milestones and royalties on annual sales of product. For the year ended December 31, 2000, approximately $1.5 million has been recognized as revenue under this agreement

19.  Quarterly Financial Data (Unaudited)

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

1999:
Revenue	$94	$79	$86	$140	$399
Loss from operations	(2,800)	(2,965)	(5,554)	(3,829)	(15,148)
Net loss	(3,461)	(3,621)	(5,849)	(3,797)	(16,728)
Net loss attributable to common stockholders	(3,461)	(3,620)	(6,661)	(4,423)	(18,165)
Net loss attributable to common stockholders per share (basic and fully diluted)	$(6.43)	$(6.34)	$(10.75)	$(6.20)	$(29.96)
2000:
Revenue	$127	$149	$763	$1,215	$2,254
Loss from operations	(4,779)	(4,520)	(7,402)	(4,220)	(20,921)
Net loss	(4,730)	(4,301)	(6,163)	(2,606)	(17,800)
Net loss attributable to common stockholders	(25,479)	(5,417)	(6,404)	(2,606)	(39,906)
Net loss attributable to common stockholders per share (basic and fully diluted)	$(34.85)	$(5.73)	$(0.35)	$(0.11)	$(3.69)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the Company's two most recent fiscal years there have been no disagreements with our independent accountants on accounting and financial disclosure matters.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this item is incorporated by reference from the information under the caption "Management" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are included as part of this Annual Report on Form 10-K:

(1)
See "Index to Consolidated Financial Statements" at Item 8 of this Annual Report on Form 10-K

(2)
All financial statement schedules have been omitted because they are not required or because the required information is given in the Registrant's Consolidated Financial Statements or Notes thereto.

(3)
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
3.2	Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)

4.1		Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.1		Amended 1997 Employee, Director and Consultant Stock Option Plan. stock (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.2
Lease Agreement between 205 Broadway Realty Trust and the Company, dated May 15, 1998. (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.3
Amendment to Loan Documents, dated as of June 24, 1999, by and between the Company and Imperial Bank. (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.4
Loan Agreement, dated as of July 10, 1998, by and between the Company and Imperial Bank. (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.5
General Security Agreement, dated as of July 10, 1998, by and between the Company and Imperial Bank. (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.6
Employment Agreement, dated March 18, 1999, by and between the Company and Taylor J. Crouch. (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.7
Employment Agreement, dated January 27, 1998, by and between the Company and Anne L. Bailey. (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.8
Employment Agreement, dated July 1, 1998, by and between the Company and Colin W. Dykes, Ph.D. (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.9
Employment Agreement, dated January 21, 2000, by and between the Company and Bruce L. Maloff, Ph.D. (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.10
Employment Agreement, dated March 15, 1993, by and between the Company and Vincent P. Stanton, Jr., M.D. (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.11
Employment Agreement, dated December 23, 1998, by and between the Company and Richard P. Shea. (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.12	*
Alliance Agreement, dated August 2, 1999, by and between the Company and Covance, Inc. (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.13	*
Marketing Alliance Agreement, dated as of December 1, 1998, by and between the Company and Quintiles Transnational Corp. (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)

10.14	*
Co-Marketing of Services Agreement, dated as of July 27, 1998, by and between the Company and NMI. (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.15		2000 Employee Stock Purchase Plan. (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.16†		Employment Agreement, dated March 2, 2000, by and between Alan C. Houston, M.D. and the Company
10.17	*
Collaboration Agreement, dated May 24, 2000, between the Company and Bruker Daltonics, Inc. (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.18	*
Strategic Alliance Agreement, dated June 21, 2000, between the Company and Waters Technologies Corporation. (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.19
Standstill Agreement, dated June 21, 2000, between the Company and Waters Investments Limited. (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.20		Form of Warrant to Purchase Stock. (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.21
Stock Purchase Agreement, dated June 21, 2000, between the Company and Waters Investment Limited. (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.22	*
Amendment No. 1 to Alliance Agreement between Covance, Inc. and the Company, effective September 1, 2000. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, No. 0-31035, and incorporated herein by reference)
10.23†		Non-Standardized Adoption Agreement No. 001 for Use with Fidelity Base Plan Document No. 10 dated November 30, 2000 between Fidelity Management Trust Company, as Trustee and the Company
10.24†		The CorporatePlan for Retirement 100SM (Fidelity Basic Plan Document No. 10)
13.1†		Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000
21†		Subsidiaries of the Company
*
Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.

†
Filed herewith.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed in the three month period ended December 31, 2000

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARIAGENICS, INC.
By:	/s/ TAYLOR J. CROUCH Taylor J. Crouch President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TAYLOR J. CROUCH Taylor J. Crouch	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2001
/s/ RICHARD P. SHEA Richard P. Shea	Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ DAVID HOUSMAN, PH.D. David Housman, Ph.D.	Director	March 30, 2001
/s/ PHILIPPE O. CHAMBON, M.D., PH.D. Philippe O. Chambon, M.D., Ph.D.	Director	March 30, 2001
/s/ JEAN-FRANCOIS FORMELA, M.D. Jean-Francois Formela, M.D.	Director	March 30, 2001
/s/ WILLIAM A. SCOTT, PH.D William A. Scott, Ph.D	Director	March 30, 2001
/s/ MARTIN A. VOGELBAUM Martin A. Vogelbaum	Director	March 30, 2001
/s/ ANTHONY H. WILD, PH.D.	Director	March 30, 2001
/s/ ELLEN M. ZANE Ellen M. Zane	Director	March 30, 2001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE:
PART I
PART II
VARIAGENICS, INC. SELECTED FINANCIAL DATA (in thousands, except per share amounts)
Index to Consolidated Financial Statements
Variagenics, Inc. and Subsidiary Consolidated Balance Sheets As of December 31, (in thousands, except per share amounts)
Variagenics, Inc. and Subsidiary Consolidated Statements of Operations For the Years Ended December 31, (in thousands, except per share amounts)
Variagenics, Inc. and Subsidiary Consolidated Statements of Stockholders' Equity (Deficit) For the Three Years Ended December 31, 2000 (in thousands)
Variagenics, Inc. and Subsidiary Consolidated Statements of Cash Flows For the Years Ended December 31, (in thousands)
Variagenics, Inc. and Subsidiary Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES