Form 10-Q
period 2001-03-31
VARIAGENICS INC
filed 2001-05-15
CIK 1043082

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    23,294,989 shares of Common Stock, par value $.01 were outstanding on May 11, 2001.

VARIAGENICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001	1
Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 2001	2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 2001	3
Notes to Consolidated Financial Statements	4-6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	11
Item 2. Changes in Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	12
Signature	13
Exhibit Index	14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Variagenics, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except per share amounts)
(Unaudited)

	December 31, 2000	March 31, 2001
Assets
Current assets:
Cash and cash equivalents	$50,317	$36,576
Short-term marketable securities	40,646	55,818
Prepaid expenses and other current assets	1,300	1,773

Total current assets	92,263	94,167
Restricted cash	1,000	750
Property and equipment, net	4,831	5,922
Long-term marketable securities	8,062	2,987
Other assets	88	77

Total assets	$106,244	$103,903

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$580	$807
Accrued expenses and other liabilities	1,031	861
Deferred revenue	1,612	1,008
Current portion of capital lease obligations	859	1,094

Total current liabilities	4,082	3,770
Capital lease obligations	880	1,502

Total liabilities	4,962	5,272

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 70,000 shares authorized, 23,116 and 23,256 shares issued and outstanding	231	233
Additional paid-in capital	172,757	172,431
Promissory note from scientific advisor	—	(200)
Deferred compensation	(19,011)	(17,434)
Accumulated deficit	(52,695)	(56,399)

Total stockholders' equity	101,282	98,631

Total liabilities and stockholders' equity	$106,244	$103,903

The accompanying notes are an integral part of these consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Operations

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2000	2001
Revenue:
Collaboration and other	$127	$892
Product sales	—	210

Total revenue	127	1,102

Costs and expenses:
Cost of product sales	—	186
Research and development:
Non-cash equity compensation	947	286
All other research and development expenses	1,765	2,945
General and administrative:
Non-cash equity compensation	1,258	773
All other research and development expenses	936	2,022

Loss from operations	(4,779)	(5,110)
Other income (expense):
Interest income	115	1,448
Interest expense	(66)	(42)

Net loss	$(4,730)	$(3,704)

Dividends on redeemable convertible preferred stock	(20,749)	—

Net loss attributable to common stockholders	$(25,479)	$(3,704)

Net loss attributable to common stockholders per share (basic and diluted)	$(34.85)	$(0.16)
Weighted average common shares outstanding (basic and diluted)	731	23,169

The accompanying notes are an integral part of these consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2000	2001
Cash flows from operating activities:
Net loss	$(4,730)	$(3,704)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	212	381
Non-cash compensation expense	2,205	1,059
Warrants issued for interest expense	22	—
Amortization of premium and accretion of discount on marketable securities	—	(343)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(427)	(444)
Accounts payable	163	227
Accrued expenses	137	(170)
Deferred revenue	11	(604)

Net cash used for operating activities	(2,407)	(3,598)

Cash flows from investing activities:
Maturity of marketable securities	2,500	10,430
Purchase of marketable securities	—	(20,213)
Acquisition of property and equipment	(52)	(381)

Net cash provided by (used for) investing activities	2,448	(10,164)

Cash flows from financing activities:
Repayment of capital lease obligations	(123)	(223)
Repayment of line of credit	(27)	—
Proceeds from issuance of preferred stock, net of issuance costs	19,905	—
Proceeds from issuance of common stock	16	194
Promissory note secured by common stock	—	(200)
Release of restricted cash for facility lease	—	250

Net cash provided by financing activities	19,771	21

Net (decrease) increase in cash and cash equivalents	19,812	(13,741)
Cash and cash equivalents at beginning of period	1,828	50,317

Cash and cash equivalents at end of period	$21,640	$36,576

The accompanying notes are an integral part of these consolidated financial statements.

Variagenics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

1.  Nature of the Business and Basis of Presentation

    Variagenics, Inc. (the "Company") was incorporated in Delaware on December 7, 1992. The Company was originally formed to develop a pharmacogenomic approach to cancer therapy. The Company has broadened that focus to discover genetic variations characterized by single nucleotide polymorphisms ("SNPs") and other genetic differences. The Company will use this information to optimize drugs in development, develop new drug targets and bring diagnostic products to market. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Variagenics Securities Corporation. All intercompany balances and transactions have been eliminated.

    The accompanying unaudited consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated minimal revenues and has an accumulated deficit of $56.4 million at March 31, 2001. The future viability of the Company is dependent upon its ability to complete development and commercialize its products and to commence generating cash from operations. Management believes the Company has the ability to do so.

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Interim results are not necessarily indicative of results that may be expected for a full year. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001.

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

    Certain reclassifications have been made to the unaudited consolidated statements for the three months ended March 31, 2000 to conform to the current year presentation.

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

    The following potentially dilutive common shares were excluded because their effect was antidilutive (in thousands):

	March 31, 2000	March 31, 2001
Stock options	2,549	3,238
Warrants	2,208	1,311
Employee stock purchase plan	—	7
Redeemable convertible preferred stock	14,931	—
Unvested restricted stock	27	—

  New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This standard was adopted by the Company in the first quarter of 2001 and did not have an impact on the financial position or results of operations of the Company.

3.  Supplemental Cash Flow Information (in thousands)

	Three Months Ended March 31,
	2000	2001
Acquisition of property and equipment under capital lease agreements	$—	$1,080

4.  Capital Lease

    In the quarter ended March 31, 2001, the Company placed $1.2 million of equipment into service on which a $120,000 deposit was made and the balance reflected as an obligation under capital lease. The Company anticipates entering into a lease arrangement to finance these additions as well as the sale and leaseback of $0.6 million of equipment.

5.  Common Stock

  Stock and Options Issued

    For the three months ended March 31, 2001, the Company recorded compensation expense of $1.6 million for options granted to employees. For the same period, the Company recorded a decrease to expense of $0.5 million for options granted to non-employees; these options are subject to remeasurement over the vesting period and fluctuate with changes in the Company's stock price.

6.  Promissory Note from Scientific Advisor

    In March 2001, the Company accepted a promissory note from one of its scientific advisors. The principal amount of the note at March 31, 2001 is $200,000. The note bears interest at an annual rate of 10% and will be repaid over a period of two years. Because the note is collateralized by shares of the Company's common stock owned by the scientific advisor, it has been classified as contra-equity in the Company's balance sheet at March 31, 2001.

7.  Alliance Agreement

    In June 2000, the Company entered into an alliance agreement with Waters Technologies Corporation, a life science company, whereby Waters will manufacture, distribute and sell consumable reagent kits for use in the Company's NuCleave™ DNA analysis system. The first NuCleave™ system was sold to a third party in March, 2001, and this transaction has been recorded in product sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See "Special Note Regarding Forward-Looking Statements."

Overview

    We are a leader in developing technologies for the discovery and commercialization of drugs and diagnostics based on genetic differences among individuals. As a pharmacogenomics company offering a full range of solutions to support key steps of the drug discovery and development process, we discover genetic variations characterized by the most common form of genetic variability, single nucleotide polymorphisms, or SNPs, groups of SNPs, or haplotypes, and other genetic differences. We use this information to improve and enhance drugs in development and develop new drug targets. We also intend to use our technology to bring high-value diagnostic products to market. We have developed our NuCleave™ proprietary method for testing genes using mass spectrometry, a tool used to measure molecular weight, for use in clinical research, and we develop assays which may be used as diagnostics. From inception in December 1992 through 1996, the main focus of our research activities was directed toward developing a pharmacogenomic approach to cancer therapy. In 1996 that focus was broadened to include SNP discovery and development of pharmacogenomic technologies. Since our inception in 1992, our operating activities have been primarily devoted to research and development, recruiting personnel, raising capital, acquiring assets and business development. In the second half of 1999, we recognized revenue from our first commercial collaboration. In 2000, we placed our first NuCleave™ system. In March 2001, we recognized our first NuCleave™ product sale.

    We have incurred losses since our inception and, as of March 31, 2001, we had an accumulated stockholders' deficit of $56.4 million. We anticipate incurring additional operating losses through at least the end of 2002, as we expand the commercialization of our products and services to the clinical research market and we fully implement our business strategy. This expansion is expected to result in increases in research and development and general and administrative expenses. Payments under contracts, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

Sources of Revenue and Revenue Recognition

    Our revenue to date has been generated from collaborations, research grants from a governmental agency and, beginning in the first quarter of 2001, product sales. We recognize revenue from collaborations and grants in the period in which our specific performance obligations under the terms of the contracts are satisfied and related costs are incurred. Revenue from product sales is recognized upon acceptance of the product. Payments received in advance under agreements are recorded as deferred revenue until earned.

Results of Operations

Three Months Ended March 31, 2001 and 2000

    Revenues.  Revenues increased to $1.1 million for the quarter ended March 31, 2001 from $0.1 million for the quarter ended March 31, 2000. Revenues for the quarter ended March 31, 2001 consisted principally of collaboration revenues and milestone achievements under current contracts. In addition, the Company recognized $0.2 million in product sales for the period. Revenues for the quarter ended March 31, 2000 were from collaborations.

    Cost of Product Sales.  Cost of product sales was $0.2 million in the quarter ended March 31, 2001. There were no product sales in the comparable period of 2000.

    Research and Development Expenses.  Research and development expenses consist primarily of salaries and related personnel costs, consumable laboratory supplies, facilities and equipment expenses, license fees and fees paid to scientific advisors, consultants and sponsored research providers. We expense our research and development costs as they are incurred. Research and development expenses excluding non-cash equity compensation increased to $2.9 million for the quarter ended March 31, 2001 from $1.8 million for the quarter ended March 31, 2000. The increase was due primarily to increased salary and related personnel costs ($0.5 million), increased consumption of lab materials, consumable supplies and small equipment ($0.2 million) and increased depreciation and amortization due to property and equipment additions ($0.2 million). We expect research and development spending to increase significantly over the next several years as we expand our research and technology development efforts.

    General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and related expenses for executive, business development, finance and other administrative personnel, facility operations and equipment costs, legal expenses for general legal activities and preparation of intellectual property filings, recruiting and marketing. General and administrative expenses excluding non-cash equity compensation increased to $2.0 million for the quarter ended March 31, 2001 from $0.9 million for the comparable period of 2000. The increase in general and administrative expense was primarily due to increased salary and related personnel costs of approximately $0.4 million, increased marketing and business development costs of approximately $0.2 million, increased legal fees for general corporate purposes and patent filings costs of approximately $0.2 million and increased business insurance costs of $0.1 million.

    Non-cash Equity Compensation.  We recognize equity-related charges resulting from grants of options to employees and non-employees; a total of $1.1 million in the first quarter of 2001 versus $2.2 million in the same period of 2000. These charges are included in research and development expenses ($0.3 million and $0.9 million in the first quarter of 2001 and 2000, respectively) or general and administrative expenses ($0.8 million and $1.3 million in the first quarter of 2001 and 2000, respectively), depending upon the nature of the work performed by the individuals receiving the grants. We incurred expenses of $1.6 million in the first three months of 2001 and $1.3 million for the comparable period in 2000 related to the issuance of stock options to employees. These employee options generally vest over four years, which will result in additional compensation expense of $17.4 million for periods ending subsequent to March 31, 2001. We recorded a decrease in expense of $0.5 million for the three months ended March 31, 2001 and expense of $0.9 million for the three months ended March 31, 2000 related to restricted stock and options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

    Interest Income.  Interest income, which is earned on cash equivalents and short- and long-term marketable securities, increased to $1.4 million for the first quarter of 2001 from $0.1 million for the comparable quarter in 2000. The higher interest income was due to the increase in cash from the net proceeds of our initial public offering and concurrent private placement of common stock in July 2000 (approximately $80.3 million) and the sale of our Series F redeemable convertible preferred stock in March 2000 (approximately $19.9 million).

    Interest Expense.  Interest expense decreased to $42,000 for the first quarter of 2001 from $66,000 for the comparable quarter in 2000 due to the December 2000 payment in full of amounts outstanding under the Company's line of credit.

    Net Loss and Net Loss Attributable to Common Stockholders.  The net loss decreased to $3.7 million for the first quarter of 2001 from $4.7 million for the comparable quarter in 2000 primarily due to the reasons listed above. In March 2000, we issued redeemable convertible preferred stock at $4.29 per share for net proceeds of $19.9 million. The issuance of these shares resulted in a beneficial conversion feature, which we recorded as a dividend of $19.9 million to the preferred stockholders. The net loss attributable to common stockholders for the quarter ended March 31, 2000 reflects this dividend as well as the accretion of $0.8 million of dividends on the then-outstanding redeemable convertible preferred stock.

Liquidity and Capital Resources

    Cash and cash equivalents totaled $36.6 million at March 31, 2001, a decrease of $13.7 million from December 31, 2000. For the first three months of 2001, we used $3.6 million for operations, which consisted of the net loss of $3.7 million and amortization/accretion of premium/discount on marketable securities of $0.3 million offset by non-cash compensation expense of $1.1 million and depreciation and amortization of $0.4 million. We used $20.2 million to purchase marketable securities and $0.4 million to purchase property and equipment, and received $10.4 million from the maturity of marketable securities. We received $21,000 from our financing activities, which included net proceeds of $0.2 million from the exercise of common stock options and the release of $0.3 million of cash which was previously restricted for our facility lease offset by the issuance of a $0.2 million promissory note to a scientific advisor and the repayment of $0.2 million of capital lease obligations.

    Our cash, cash equivalents, and short- and long-term marketable securities totaled $95.4 million at March 31, 2001. We believe that our cash reserves and our expected short-term revenue will be sufficient to fund our operations at least through the year 2002. During or after this period, or in the event of acquisitions or extraordinary events, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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
  the ability to place NuCleave™ systems;

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

    Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    We are not involved in any legal proceedings that are material to our business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

  (a)
  Not applicable.

  (b)
  Not applicable.

  (c)
  Not applicable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the three months ended March 31, 2001.

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
  (b)
  Reports on Form 8-K

  No reports on Form 8-K were filed in the three month period ended March 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAGENICS, INC.
	By:	/s/ RICHARD P. SHEA Richard P. Shea Chief Financial Officer and Treasurer (Principal accounting and finance officer)
Date: May 15, 2001

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
3.2	Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)

QuickLinks

VARIAGENICS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Variagenics, Inc. and Subsidiary Consolidated Balance Sheets (in thousands, except per share amounts) (Unaudited)
Variagenics, Inc. and Subsidiary Consolidated Statements of Operations (in thousands, except per share amounts) (Unaudited)
Variagenics, Inc. and Subsidiary Consolidated Statements of Cash Flows (in thousands) (Unaudited)
Variagenics, Inc. and Subsidiary Notes to Consolidated Financial Statements (Unaudited)
SIGNATURE
EXHIBIT INDEX