Form 10-Q
period 2001-06-30
VARIAGENICS INC
filed 2001-08-14
CIK 1043082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission file number: 0-31035

VARIAGENICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3182077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Hampshire St., Cambridge, MA	02139-1548
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (617) 588-5300

Former name, former address, and former year, if changed since last report:  Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No ☐

23,353,526 shares of Common Stock, par value $.01 were outstanding on August 10, 2001.

VARIAGENICS, INC.
INDEX TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variagenics, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	December 31, 2000	June 30, 2001

Assets
Current assets:
Cash and cash equivalents	$50,317	$37,274
Short–term marketable securities	40,646	53,797
Prepaid expenses and other current assets	1,300	2,686

Total current assets	92,263	93,757
Restricted cash	1,000	750
Property and equipment, net	4,831	7,170
Long-term marketable securities	8,062	—
Other assets	88	65

Total assets	$106,244	$101,742

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$580	$924
Accrued expenses and other liabilities	1,031	1,623
Deferred revenue	1,612	505
Current portion of capital lease obligations	859	1,441

Total current liabilities	4,082	4,493
Capital lease obligations	880	2,755

Total liabilities	4,962	7,248

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 70,000 shares authorized, 23,116 and 23,321 shares issued and outstanding	231	233
Additional paid–in capital	172,757	170,584
Promissory note from scientific advisor	—	(200)
Deferred compensation	(19,011)	(14,158)
Accumulated deficit	(52,695)	(61,965)

Total stockholders' equity	101,282	94,494

Total liabilities and stockholders' equity	$106,244	$101,742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Revenue:
Collaboration and other	$149	$915	$276	$1,807
Product sales	—	—	—	210

Total revenue	149	915	276	2,017

Costs and expenses:
Cost of product sales	—	—	—	186
Research and development:
Non-cash equity compensation	259	568	1,206	853
All other research and development expenses	2,312	4,013	4,077	6,958
General and administrative:
Non-cash equity compensation	1,020	813	2,278	1,587
All other general and administrative expenses	1,078	2,292	2,014	4,314

Loss from operations	(4,520)	(6,771)	(9,299)	(11,881)

Other income (expense):
Interest income	290	1,241	405	2,689
Interest expense	(71)	(36)	(137)	(78)

Net loss	$(4,301)	$(5,566)	$(9,031)	$(9,270)

Dividends on redeemable convertible preferred stock	(1,116)	—	(21,865)	—

Net loss attributable to common stockholders	$(5,417)	$(5,566)	$(30,896)	$(9,270)

Net loss attributable to common stockholders per share (basic and diluted)	$(5.73)	$(0.24)	$(36.82)	$(0.40)
Weighted average common shares outstanding (basic and diluted)	946	23,299	839	23,234

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,

	2000	2001

Cash flows from operating activities:
Net loss	$(9,031)	$(9,270)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	471	796
Non–cash compensation expense	3,463	2,440
Common stock issued for license agreement	428	—
Amortization of premium and accretion of discount on marketable securities	—	(597)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,147)	(1,357)
Accounts payable	570	344
Accrued expenses	422	531
Deferred revenue	—	(1,107)

Net cash used for operating activities	(4,824)	(8,220)

Cash flows from investing activities:
Maturity of marketable securities	2,500	23,403
Purchase of marketable securities	—	(27,924)
Acquisition of property and equipment	(274)	(703)
Proceeds from sale/leaseback of equipment	—	570

Net cash provided by (used for) investing activities	2,226	(4,654)

Cash flows from financing activities:
Repayment of capital lease obligations	(310)	(461)
Repayment of line of credit	(55)	—
Proceeds from issuance of preferred stock, net of issuance costs	19,905	—
Proceeds from issuance of common stock	124	242
Proceeds from exercise of warrants	2,421	—
Promissory note secured by common stock	—	(200)
Release of restricted cash for facility lease	—	250

Net cash provided by (used for) financing activities	22,085	(169)

Net increase (decrease) in cash and cash equivalents	19,487	(13,043)
Cash and cash equivalents at beginning of period	1,828	50,317

Cash and cash equivalents at end of period	$21,315	$37,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of the Business and Basis of Presentation

             Variagenics, Inc. (the "Company") was incorporated in Delaware on December 7, 1992. The Company was originally formed to develop a pharmacogenomic approach to cancer therapy. The Company has broadened that focus to discover genetic variations characterized by single nucleotide polymorphisms (“SNPs”) and other genetic differences. The Company will use this information to optimize drugs in development, develop new drug targets and bring diagnostic products to market. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Variagenics Securities Corporation.  All intercompany balances and transactions have been eliminated.

             The accompanying unaudited consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has generated minimal revenues and has an accumulated deficit of $62 million as of June 30, 2001.  The future viability of the Company is dependent upon its ability to complete development and commercialize its products and to commence generating cash from its operations.  Management believes the Company has the ability to do so.

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

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  Interim results are not necessarily indicative of results that may be expected for a full year. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001.

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

             Certain reclassifications have been made to the unaudited consolidated financial statements for the six months ended June 30, 2000 to conform to the current year presentation.

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

             The following potentially dilutive common shares were excluded because their effect was antidilutive (in thousands):

	June 30, 2000	June 30, 2001

Stock options	2,778	3,155
Warrants	1,322	1,311
Employee stock purchase plan	—	15
Redeemable convertible preferred stock	15,542	—
Unvested restricted stock	24	—

             New Accounting Pronouncements

             In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002.  The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

3.  Supplemental Cash Flow Information (in thousands)

	Six Months Ended June 30,

	2000	2001

Acquisition of property and equipment under capital lease agreements	$1,200	$2,409

4. Capital Lease

             In May, 2001 the Company entered into a lease arrangement with a financing company for the purchase of $1.2 million of equipment and the sale and leaseback of $0.6 million of equipment.

5. Common Stock

             For the six months ended June 30, 2001, the Company recorded compensation expense of $3.0 million for options granted to employees.  For the same period, the Company recorded a decrease to expense of $0.6 million for options granted to non-employees; these options are subject to remeasurement over the vesting period and fluctuate with changes in the Company’s stock price.

6. Subsequent Event

             In July, 2001 the Company increased its borrowings under an existing equipment lease agreement to purchase $1.2 million of equipment (reflected on the balance sheet at June 30, 2001) and the sale and leaseback of $0.2 million of equipment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion and analysis should be read in conjunction with the section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following discussion contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here.  See “Special Note Regarding Forward-Looking Statements.”

Overview

             We are a leader in developing technologies for the discovery and commercialization of drugs and diagnostics based on genetic differences among individuals. As a pharmacogenomics company offering a full range of solutions to support key steps of the drug discovery and development process, we discover genetic variations characterized by the most common form of genetic variability, single nucleotide polymorphisms, or SNPs, groups of SNPs, or haplotypes, and other genetic differences.  We use this information to improve and enhance drugs in development and develop new drug targets. We also intend to use our technology to bring high–value diagnostic products to market. We have developed our NuCleaveTM proprietary method for testing genes using mass spectrometry, a tool used to measure molecular weight, for use in clinical research, and we develop assays which may be used as diagnostics. From inception in December 1992 through 1996, the main focus of our research activities was directed toward developing a pharmacogenomic approach to cancer therapy. In 1996 that focus was broadened to include SNP discovery and development of pharmacogenomic technologies. Since our inception in 1992, our operating activities have been primarily devoted to research and development, recruiting personnel, raising capital, acquiring assets and business development. In the second half of 1999, we recognized revenue from our first commercial collaboration.  In 2000, we placed our first NuCleaveTM system.  In March 2001, we recognized our first NuCleaveTM product sale.

             We have incurred losses since our inception and, as of June 30, 2001, we had an accumulated stockholders' deficit of $62 million. We anticipate incurring additional operating losses through at least the end of 2002, as we expand the commercialization of our products and services to the clinical research market and we fully implement our business strategy. This expansion is expected to result in increases in research and development, marketing and sales, and general and administrative expenses. Payments under contracts, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

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

Results of Operations

Three Months Ended June 30, 2001 and 2000

Revenues.  Revenues increased to $0.9 million for the quarter ended June 30, 2001 from $0.1 million for the quarter ended June 30, 2000.  Revenues for both periods presented consisted principally of collaboration revenues.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and related personnel costs, consumable laboratory supplies, facilities and equipment expenses, license fees and fees paid to scientific advisors, consultants and sponsored research providers. We expense our research and development costs as they are incurred. Research and development expenses excluding non-cash equity compensation increased to $4.0 million for the quarter ended June 30, 2001 from $2.3 million for the quarter ended June 30, 2000. The increase was due primarily to increased salary and related personnel costs ($0.9 million), increased consumption of lab materials, consumable supplies and small equipment ($0.6 million), increased costs in connection with clinical research projects ($0.2 million) and increased depreciation and amortization due to property and equipment additions ($0.1 million).  These increased costs were partially offset by a $0.4 million non-cash license fee paid in the second quarter of 2000 which did not recur in the comparable period in 2001.  We expect research and development spending to increase significantly over the next several years as we expand our research and technology development efforts.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and related expenses for executive, business development, finance and other administrative personnel, facility operations and equipment costs, legal expenses for general legal activities and preparation of intellectual property filings, recruiting and marketing. General and administrative expenses excluding non-cash equity compensation increased to $2.3 million for the quarter ended June 30, 2001 from $1.1 million for the comparable period of 2000. The increase in general and administrative expense was primarily due to increased salary and related personnel costs of approximately $0.5 million, increased marketing and business development costs of approximately $0.2 million and increased legal fees for general corporate purposes and patent filing costs of approximately $0.3 million.

Non-cash Equity Compensation.  We recognize equity-related charges resulting from grants of options to employees and non-employees; a total of $1.4 million in the second quarter of 2001 versus $1.3 million in the same period of 2000.  These charges are included in research and development expenses ($0.6 million and $0.3 million in the second quarter of 2001 and 2000, respectively) or general and administrative expenses ($0.8 million and $1.0 million in the second quarter of 2001 and 2000, respectively), depending upon the nature of the work performed by the individuals receiving the grants.  We incurred expenses of $1.4 million in the second quarter of 2001 and $1.5 million for the comparable period in 2000 related to the issuance of stock options to employees.  These employee options generally vest over four years, which is expected to result in additional compensation expense of $14.2 million for periods ending subsequent to June 30, 2001.  We recorded a decrease in expense of $0.1 million for the quarter ended June 30, 2001 and a decrease in expense of $0.2 million for the quarter ended June 30, 2000 related to restricted stock and options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

Interest Income.  Interest income, which is earned on cash equivalents and short- and long-term marketable securities, increased to $1.2 million for the second quarter of 2001 from $0.3 million for the comparable quarter in 2000.  The higher interest income was due to the increase in cash from the net proceeds of our initial public offering and concurrent private placement of common stock in July 2000 (approximately $80.3 million).

Interest Expense.  Interest expense decreased to $36,000 for the second quarter of 2001 from $71,000 for the comparable quarter in 2000 due to the December 2000 payment in full of amounts outstanding under the Company’s line of credit and the final scheduled payment of certain capital lease obligations in the second quarter of 2001.

Net Loss and Net Loss Attributable to Common Stockholders.  The net loss increased to $5.6 million for the second quarter of 2001 from $4.3 million for the comparable quarter in 2000 primarily due to the reasons listed above.  The net loss attributable to common stockholders for the quarter ended June 30, 2000 reflects the accretion of $1.1 million of dividends on the then-outstanding redeemable convertible preferred stock.

Six Months Ended June 30, 2001 and 2000

Revenues.  Revenues increased to $2.0 million for the six months ended June 30, 2001 from $0.3 million for the comparable period ended June 30, 2000.  Revenues for both periods presented consisted principally of collaboration revenues.  In addition, the Company recognized $0.2 million in product sales for the period ended June 30, 2001.

Cost of Product Sales.  Cost of product sales was $0.2 million in the period ended June 30, 2001.  There were no product sales in the comparable period of 2000.

Research and Development Expenses.  Research and development expenses excluding non-cash equity compensation increased to $7.0 million for the six months ended June 30, 2001 from $4.1 million for the comparable period ended June 30, 2000. The increase was due primarily to increased salary and related personnel costs ($1.4 million), increased consumption of lab materials, consumable supplies and small equipment ($0.8 million), increased costs in connection with clinical research projects ($0.3 million) and increased depreciation and amortization due to property and equipment additions ($0.3 million).  These increased costs were partially offset by a $0.4 million non-cash license fee paid in the second quarter of 2000 which did not recur in the comparable period in 2001.

General and Administrative Expenses.  General and administrative expenses excluding non-cash equity compensation increased to $4.3 million for the period ended June 30, 2001 from $2.0 million for the comparable period of 2000. The increase in general and administrative expense was primarily due to increased salary and related personnel costs of approximately $0.9 million, increased marketing and business development costs of approximately $0.4 million, increased legal fees for general corporate purposes and patent filing costs of approximately $0.5 million and increased business insurance costs of $0.1 million.

Non-cash Equity Compensation.  We recognize equity-related charges resulting from grants of options to employees and non-employees; a total of $2.4 million in the six month period of 2001 versus $3.5 million in the same period of 2000.  These charges are included in research and development expenses ($0.9 million and $1.2 million in the six month period of 2001 and 2000, respectively) or general and administrative expenses ($1.6 million and $2.3 million in the six month period of 2001 and 2000, respectively), depending upon the nature of the work performed by the individuals receiving the grants.  We incurred expenses of $3.0 million in the first six months of 2001 and $2.8 million for the comparable period in 2000 related to the issuance of stock options to employees.  These employee options generally vest over four years, which is expected to result in additional compensation expense of $14.2 million for periods ending subsequent to June 30, 2001.  We recorded a decrease in expense of $0.6 million for the six months ended June 30, 2001 and expense of $0.7 million for the six months ended June 30, 2000 related to restricted stock and options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

Interest Income.  Interest income, which is earned on cash equivalents and short- and long-term marketable securities, increased to $2.7 million for the first six months of 2001 from $0.4 million for the comparable period in 2000.  The higher interest income was due to the increase in cash from the net proceeds of our initial public offering and concurrent private placement of common stock in July 2000 (approximately $80.3 million) and the sale of our Series F redeemable convertible preferred stock in March 2000 (approximately $19.9 million).

Interest Expense.  Interest expense decreased to $78,000 for the first six months of 2001 from $137,000 for the comparable period in 2000 due to the December 2000 payment in full of amounts outstanding under the Company’s line of credit and the final scheduled payment of certain capital lease obligations in the second quarter of 2001.

Net Loss and Net Loss Attributable to Common Stockholders.  The net loss increased to $9.3 million for the first six months of 2001 from $9.0 million for the comparable period in 2000 primarily due to the reasons listed above.  In March 2000, we issued redeemable convertible preferred stock at $4.29 per share for net proceeds of $19.9 million.  The issuance of these shares resulted in a beneficial conversion feature, which we recorded as a dividend of $19.9 million to the preferred holders.  The net loss attributable to common stockholders for the six months ended June 30, 2000 reflects this dividend as well as the accretion of $2.0 million of dividends on the then-outstanding redeemable convertible preferred stock.

Liquidity and Capital Resources

             Cash and cash equivalents totaled $37.3 million at June 30, 2001, a decrease of $13.0 million from December 31, 2000.  For the first six months of 2001, we used $8.2 million for operations, which consisted of the net loss of $9.3 million offset by non–cash compensation expense of $2.4 million and depreciation and amortization of $0.8 million.  We used $27.9 million to purchase marketable securities and $0.7 million to purchase property and equipment, and received $23.4 million from the maturity of marketable securities and $0.6 million from the sale and leaseback of equipment.  We used $0.2 million for our financing activities, which included net proceeds of $0.2 million from the exercise of common stock options and the release of $0.3 million of cash which was previously restricted for our facility lease offset by the issuance of a $0.2 million promissory note to a scientific advisor and the repayment of $0.5 million of capital lease obligations.

             Our cash, cash equivalents, and short-term marketable securities totaled $91.1 million at June 30, 2001.  We believe that our cash reserves and our expected short–term revenue will be sufficient to fund our operations at least through the year 2002.  During or after this period, or in the event of acquisitions or extraordinary events, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

Special Note Regarding Forward-Looking Statements

             This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties.  Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this report generally.  We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in this report. We discuss these risks in detail in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Our exposure to market risk is principally confined to our cash equivalents and investments, all of which have maturities of less than eighteen months. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2001 Annual Meeting of Stockholders on May 30, 2001. Stockholders representing 18,927,941, or 81%, of our outstanding shares entitled to vote acted to:

•	elect the following persons to serve as Class I directors, to serve for a three-year term, as set forth in our proxy statement dated April 27, 2001. The votes cast were as follows:

		For	Withheld

	David Housman, Ph.D.	18,812,781	115,160
	Ellen M. Zane	18,812,761	115,180

Jean-Francois Formela, M.D., Philippe O. Chambon, M.D., Ph.D., and Martin A. Vogelbaum continue to serve as Directors for terms which expire in 2002 and Taylor J. Crouch, Anthony H. Wild, Ph.D., and William A. Scott, Ph.D. continue to serve as Directors for terms which expire in 2003.
•	ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2001. The votes cast were as follows:

	For	Against	Abstain

	18,142,683	754,215	31,043

ITEM 5.  OTHER INFORMATION

             Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
3.2	Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.1	Master Lease Agreement dated as of May 10, 2001 between General Electric Capital Corporation and the Company

(b)  Reports on Form 8-K

             No reports on Form 8-K were filed in the three month period ended June 30, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Variagenics, Inc.

	By:	/s/ RICHARD P. SHEA

Richard P. Shea Chief Financial Officer and Treasurer (Principal accounting and finance officer)
Date: August 14, 2001

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
3.2	Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.1	Master Lease Agreement dated as of May 10, 2001 between General Electric Capital Corporation and the Company