Form 10-Q
period 2001-09-30
VARIAGENICS INC
filed 2001-11-14
CIK 1043082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No ☐

23,363,054 shares of Common Stock, par value $.01 per share, were outstanding on November 12, 2001.

VARIAGENICS, INC.
INDEX TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variagenics, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	December 31, 2000	September 30, 2001

Assets
Current assets:
Cash and cash equivalents	$50,317	$33,675
Short–term marketable securities	40,646	51,543
Prepaid expenses and other current assets	1,300	2,025

Total current assets	92,263	87,243
Restricted cash	1,000	750
Property and equipment, net	4,831	7,640
Long-term marketable securities	8,062	0
Other assets	88	54

Total assets	$106,244	$95,687

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$580	$788
Accrued expenses and other liabilities	1,031	1,278
Deferred revenue	1,612	168
Current portion of capital lease obligations	859	1,459

Total current liabilities	4,082	3,693
Capital lease obligations	880	2,563

Total liabilities	4,962	6,256

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 70,000 shares authorized, 23,116 and 23,363 shares issued and outstanding	231	234
Additional paid–in capital	172,757	170,516
Promissory note from scientific advisor	—	(107)
Deferred compensation	(19,011)	(12,623)
Accumulated deficit	(52,695)	(68,589)

Total stockholders' equity	101,282	89,431

Total liabilities and stockholders' equity	$106,244	$95,687

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	2001	2000	2001

Revenue:
Collaboration and other	$763	$574	$1,039	$2,381
Product sales	—	—	—	210

Total revenue	763	574	1,039	2,591

Costs and expenses:
Cost of product sales	—	—	—	186
Research and development:
Non-cash equity compensation	1,511	563	2,716	1,417
All other research and development expenses	2,171	4,519	6,248	11,477
General and administrative:
Non-cash equity compensation	2,750	840	5,028	2,426
All other general and administrative expenses	1,734	2,312	3,748	6,626

Loss from operations	(7,403)	(7,660)	(16,701)	(19,541)

Other income (expense):
Interest income	1,301	1,114	1,706	3,803
Interest expense	(61)	(78)	(199)	(156)

Net loss	$(6,163)	$(6,624)	$(15,194)	$(15,894)

Dividends on redeemable convertible preferred stock	(241)	—	(22,106)	—

Net loss attributable to common stockholders	$(6,404)	$(6,624)	$(37,300)	$(15,894)

Net loss attributable to common stockholders per share (basic and diluted)	$(0.35)	$(0.28)	$(5.56)	$(0.68)
Weighted average common shares outstanding (basic and diluted)	18,259	23,346	6,709	23,272

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	2001

Cash flows from operating activities:
Net loss	$(15,194)	$(15,894)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	759	1,248
Non–cash compensation expense	7,712	3,843
Common stock issued for license agreement	428	—
Amortization of premium and accretion of discount on marketable securities	—	(781)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(972)	(696)
Other assets	(5)	—
Accounts payable	254	208
Accrued expenses	189	186
Deferred revenue	2,512	(1,444)

Net cash used for operating activities	(4,317)	(13,330)

Cash flows from investing activities:
Maturity of marketable securities	2,500	41,623
Purchase of marketable securities	(6,380)	(43,706)
Acquisition of property and equipment	(579)	(1,614)
Proceeds from sale/leaseback of equipment	—	746

Net cash used for investing activities	(4,459)	(2,951)

Cash flows from financing activities:
Proceeds from public offering of public stock	73,054	—
Proceeds from private placement of private stock	7,216	—
Repayment of capital lease obligations	(519)	(811)
Repayment of line of credit	(81)	—
Proceeds from issuance of preferred stock, net of issuance costs	19,905	—
Proceeds from issuance of common stock	161	307
Proceeds from exercise of warrants	2,570	—
Promissory note secured by common stock	—	(107)
Release of restricted cash for facility lease	—	250

Net cash provided by (used for) financing activities	102,306	(361)

Net increase (decrease) in cash and cash equivalents	93,530	(16,642)
Cash and cash equivalents at beginning of period	1,828	50,317

Cash and cash equivalents at end of period	$95,358	$33,675

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

             The accompanying unaudited consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has generated minimal revenues and has an accumulated deficit of $69 million as of September 30, 2001.  The future viability of the Company is dependent upon its ability to complete development and commercialize its products and to commence generating cash from its operations.  Management believes the Company has the ability to do so.

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

             Certain reclassifications have been made to the unaudited consolidated financial statements for the nine months ended September 30, 2000 to conform to the current year presentation.

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

             The following potentially dilutive common shares were excluded because their effect was antidilutive (in thousands):

	September 30, 2000	September 30, 2001

Stock options	2,968	3,360
Warrants	1,311	1,277
Employee stock purchase plan	4	10

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

             In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 144 on the Company's financial statements has not yet been determined.

3.  Supplemental Cash Flow Information (in thousands)

	Nine Months Ended September 30,
	2000	2001

Acquisition of property and equipment under capital lease agreements	$1,200	$2,409

4. Capital Lease

             In May 2001, the Company entered into a lease arrangement with a financing company for the purchase of $1.2 million of equipment and the sale and leaseback of $0.6 million of equipment.  In July 2001, the Company increased its borrowings under an existing equipment lease agreement to purchase $1.2 million of equipment and for the sale and leaseback of $0.2 million of equipment.

5. Common Stock

             For the nine months ended September 30, 2001, the Company recorded compensation expense of $4.4 million for options granted to employees.  For the same period, the Company recorded a decrease to expense of $0.6 million for options granted to non-employees; these options are subject to remeasurement over the vesting period and fluctuate with changes in the Company’s stock price.

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

             We have incurred losses since our inception and, as of September 30, 2001, we had an accumulated stockholders' deficit of $69 million. We anticipate incurring additional operating losses through at least the end of 2002, as we expand the commercialization of our products and services to the clinical research market and we fully implement our business strategy. This expansion is expected to result in increases in research and development, marketing and sales, and general and administrative expenses. Payments under contracts, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

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

Results of Operations

Three Months Ended September 30, 2001 and 2000

Revenues.  Revenues decreased to $0.6 million for the quarter ended September 30, 2001 from $0.8 million for the quarter ended September 30, 2000.  Revenues for both periods consisted principally of collaboration revenues.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and related personnel costs, consumable laboratory supplies, facilities and equipment expenses, clinical studies, depreciation and amortization, consultants and sponsored research providers. We expense our research and development costs as they are incurred. Research and development expenses excluding non-cash equity compensation increased to $4.5 million for the quarter ended September 30, 2001 from $2.2 million for the quarter ended September 30, 2000. The increase was due primarily to increased salary and related personnel costs ($0.9 million), increased consumption of lab materials, consumable supplies and small equipment ($0.7 million), increased costs in connection with clinical research projects ($0.5 million) and increased depreciation and amortization due to property and equipment additions ($0.1 million).

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and related expenses for executive, business development, finance and other administrative personnel, facility operations and equipment costs, legal expenses for general legal activities and preparation of intellectual property filings, recruiting and marketing. General and administrative expenses excluding non-cash equity compensation increased to $2.3 million for the quarter ended September 30, 2001 from $1.7 million for the comparable period of 2000. The increase in general and administrative expense was primarily due to increased salary and related personnel costs of approximately $0.2 million and increased legal fees for general corporate purposes and patent filing costs of approximately $0.3 million.

Non-cash Equity Compensation.  We recognize equity-related charges resulting from grants of options to employees and non-employees; a total of $1.4 million in the third quarter of 2001 versus $4.3 million in the same period of 2000.  These charges are included in research and development expenses ($0.6 million and $1.5 million in the third quarter of 2001 and 2000, respectively) or general and administrative expenses ($0.8 million and $2.8 million in the third quarter of 2001 and 2000, respectively), depending upon the nature of the work performed by the individuals receiving the grants.  We incurred expenses of $1.4 million in the third quarter of 2001 and $2.7 million for the comparable period in 2000 related to the issuance of stock options to employees.  These employee options generally vest over four years, which is expected to result in additional compensation expense of $12.6 million for periods ending subsequent to September 30, 2001.  We recorded an expense of $1.5 million for the quarter ended September 30, 2000 related to restricted stock and options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

Interest Income.  Interest income, which is earned on cash equivalents and short- and long-term marketable securities, decreased to $1.1 million for the third quarter of 2001 from $1.3 million for the comparable quarter in 2000.  The lower interest income was due to the continued use of invested cash to fund operations and falling interest rates in 2001.

Interest Expense.  Interest expense increased to $78,000 for the third quarter of 2001 from $61,000 for the comparable quarter in 2000 due to the December 2000 payment in full of amounts outstanding under the Company’s line of credit offset by new capital lease obligations for the purchase of equipment in 2001.

Net Loss and Net Loss Attributable to Common Stockholders.  The net loss increased to $6.6 million for the third quarter of 2001 from $6.2 million for the comparable quarter in 2000 primarily due to the reasons listed above.  The net loss attributable to common stockholders for the quarter ended September 30, 2000 reflects the accretion of $0.2 million of dividends on the then-outstanding redeemable convertible preferred stock.

Nine Months Ended September 30, 2001 and 2000

Revenues.  Revenues increased to $2.6 million for the nine months ended September 30, 2001 from $1.0 million for the comparable period ended September 30, 2000.  Revenues for both periods consisted principally of collaboration revenues.  Revenues for the period ended September 30, 2001 include $0.2 million in product sales.

Cost of Product Sales.  Cost of product sales was $0.2 million in the period ended September 30, 2001.  There were no product sales in the comparable period of 2000.

Research and Development Expenses.  Research and development expenses excluding non-cash equity compensation increased to $11.5 million for the nine months ended September 30, 2001 from $6.2 million for the comparable period ended September 30, 2000. The increase was due primarily to increased salary and related personnel costs ($2.2 million), increased consumption of lab materials, consumable supplies and small equipment ($1.5 million), increased facility costs ($0.4 million), software development costs ($0.1 million), increased business insurance ($0.1 million), increased costs in connection with clinical research projects ($0.5 million) and increased depreciation and amortization due to property and equipment additions ($0.4 million).  These increased costs were partially offset by a $0.4 million non-cash license fee paid in the second quarter of 2000 which did not recur in the comparable period in 2001.

General and Administrative Expenses.  General and administrative expenses excluding non-cash equity compensation increased to $6.6 million for the period ended September 30, 2001 from $3.7 million for the comparable period of 2000. The increase in general and administrative expense was primarily due to increased salary and related personnel costs of approximately $1.2 million, increased marketing and business development costs of approximately $0.4 million, increased legal fees for general corporate purposes and patent filing costs of approximately $0.9 million and increased business insurance costs of $0.1 million.

Non-cash Equity Compensation.  We recognize equity-related charges resulting from grants of options to employees and non-employees; a total of $3.8 million in the nine month period of 2001 versus $7.7 million in the same period of 2000.  These charges are included in research and development expenses ($1.4 million and $2.7 million in the nine month period of 2001 and 2000, respectively) or general and administrative expenses ($2.4 million and $5.0 million in the nine month period of 2001 and 2000, respectively), depending upon the nature of the work performed by the individuals receiving the grants.  We incurred expenses of $4.4 million in the first nine months of 2001 and $5.5 million for the comparable period in 2000 related to the issuance of stock options to employees.  These employee options generally vest over four years, which is expected to result in additional compensation expense of $12.6 million for periods ending subsequent to September 30, 2001.  We recorded a decrease in expense of $0.6 million for the nine months ended September 30, 2001 and expense of $2.2 million for the nine months ended September 30, 2000 related to restricted stock and options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

Interest Income.  Interest income, which is earned on cash equivalents and short- and long-term marketable securities, increased to $3.8 million for the first nine months of 2001 from $1.7 million for the comparable period in 2000.  The higher interest income was due to the increase in cash during 2000 from the net proceeds of our initial public offering and concurrent private placement of common stock in July 2000 (approximately $80.3 million) and the sale of our Series F redeemable convertible preferred stock in March 2000 (approximately $19.9 million).

Interest Expense.  Interest expense decreased to $156,000 for the first nine months of 2001 from $199,000 for the comparable period in 2000 due to the December 2000 payment in full of amounts outstanding under the Company’s line of credit and the final scheduled payment of certain capital lease obligations in the third quarter of 2001 partially offset by increased capital lease financing of equipment additions in 2001.

Net Loss and Net Loss Attributable to Common Stockholders.  The net loss increased to $15.9 million for the first nine months of 2001 from $15.2 million for the comparable period in 2000 primarily due to the reasons listed above.  In March 2000, we issued redeemable convertible preferred stock at $4.29 per share for net proceeds of $19.9 million.  The issuance of these shares resulted in a beneficial conversion feature, which we recorded as a dividend of $19.9 million to the preferred holders.  The net loss attributable to common stockholders for the nine months ended September 30, 2000 reflects this dividend as well as the accretion of $2.2 million of dividends on the then-outstanding redeemable convertible preferred stock.

Liquidity and Capital Resources

             Cash and cash equivalents totaled $33.7 million at September 30, 2001, a decrease of $16.6 million from December 31, 2000.  For the first nine months of 2001, we used $13.3 million for operations, which consisted of the net loss of $15.9 million offset by non–cash compensation expense of $3.8 million and depreciation and amortization of $1.2 million.  We used $43.7 million to purchase marketable securities and $1.6 million to purchase property and equipment, and received $41.6 million from the maturity of marketable securities and $0.7 million from the sale and leaseback of equipment.  We used $0.4 million for our financing activities, which included net proceeds of $0.3 million from the exercise of common stock options and the release of $0.3 million of cash which was previously restricted for our facility lease offset by the issuance of a $0.1 million promissory note to a scientific advisor and the repayment of $0.8 million of capital lease obligations.

             Our cash, cash equivalents, and short-term marketable securities totaled $85.2 million at September 30, 2001.  We believe that our cash reserves and our expected short–term revenue will be sufficient to fund our operations at least through the year 2002.  During or after this period, or in the event of acquisitions or extraordinary events, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the three months ended Spetember 30, 2001.

ITEM 5.  OTHER INFORMATION

Not applicable

.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
3.2	Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
*10.1	Amendment No. 2, effective August 1, 2001, to the Alliance Agreement between Covance Inc. and Variagenics, Inc., dated August 2, 1999 and amended effective September 1, 2000
10.2	Equipment Schedules 3 and 4 dated July 27, 2001, to the Master Lease Agreement dated as of May 10, 2001 between General Electric Capital Corporation and the Company

*

Portions of this Exhibit were omitted and marked “[ ]” and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

(b)  Reports on Form 8-K

             No reports on Form 8-K were filed in the three month period ended September 30, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Variagenics, Inc.

	By:	/s/ RICHARD P. SHEA

Richard P. Shea Chief Financial Officer and Treasurer (Principal accounting and finance officer)
Date: November 14, 2001

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
3.2	Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
*10.1	Amendment No. 2, effective August 1, 2001, to the Alliance Agreement between Covance Inc. and Variagenics, Inc., dated August 2, 1999 and amended effective September 1, 2000
10.2	Equipment Schedules 3 and 4 dated July 27, 2001, to the Master Lease Agreement dated as of May 10, 2001 between General Electric Capital Corporation and the Company

*

Portions of this Exhibit were omitted and marked “[ ]” and have been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.