Form 10-K405
period 2001-12-31
VARIAGENICS INC
filed 2002-04-01
CIK 1043082

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

        Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates at March 27, 2002: $44,172,180 (excludes shares held by Executive Officers, Directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at March 27, 2002: 23,392,100 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders—Part III

PART I

ITEM 1. BUSINESS

Overview

        We are a leader in applying pharmacogenomics technology to the discovery, development and commercialization of personalized drugs and molecular diagnostic products. Our primary therapeutic focus is cancer. Pharmacogenomics is the study of the correlation between an individual's genetic differences, or genetic variability, and his or her specific response to a drug. The most common form of this genetic variability is a single nucleotide polymorphism, or SNP. Using a drug pathway approach, we identify therapeutically important genetic markers, including SNPs, groups of SNPs called haplotypes, and other markers. We use our pharmacogenomics technology to select an optimal set of these genetic markers for clinical testing, and ultimately, the development of high-value molecular diagnostic products which predict patient response to drugs. We combine our technology, expertise and proprietary data to offer pharmaceutical and biotechnology companies a full range of solutions to support key steps of their drug discovery and development process, extending from drug target identification through clinical trials to commercialization. We also intend to develop our own proprietary molecular diagnostic products. We have established multiple sources of revenue, including collaboration revenues, milestone payments, product sales and license fees, and we intend to obtain royalties on products commercialized using our technology.

        From our inception in December 1992 through 1996, the main focus of our research activities was directed toward developing a novel genetic approach to cancer therapy. In 1996, we significantly broadened our focus to include discovery of SNPs and other genetic markers, and development of pharmacogenomics technologies, with applications targeted primarily to cancer, as well as other therapeutic areas, including central nervous system disorders, cardiovascular disease and inflammatory disorders, among others.

Industry Background

        The effect that a drug has on an individual is often a function of that individual's unique genetic make-up. Genetic variation may also explain why some individuals contract certain diseases and others do not, and may also determine why some individuals respond differently to the same drug. Typically, drugs are developed to interact with a single version of a given protein in the human body. Accordingly, a drug may only be effective in individuals that carry the specific variant of the protein for which the drug was designed. Individuals who have genetically-caused variation in these drug targets, or in the proteins involved in the metabolism of the drug, may not respond to the drug or may experience adverse side effects.

        The methods used by the pharmaceutical industry to develop new drugs and to improve existing drugs are expected to undergo a fundamental transformation to take genetic variation into account. In fact, genetic variation can play a significant role in all stages of drug discovery and development and can also be used to help provide information to a physician to select the best drug for a particular patient.

  Genomics

        The exact DNA sequence in all the genes of an individual, called a genome, is unique to each individual and forms each individual's genetic make-up. Genomics, broadly defined, is the study of the genome and its importance in human physiology and disease.

        The field of genomics is proceeding through the following three interactive phases:

  •
  identifying, or sequencing, the approximately 3 billion base pairs of DNA;

  •
  defining the functional role of each of the genes within the human genome; and,

  •
  most recently, applying pharmacogenomics to drug development and to the development of novel molecular diagnostic products.

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

        After a SNP is discovered, a genetic test, or assay, must be developed to allow for rapid and repetitive testing of the occurrence of that SNP in a targeted population. The basic process to identify the presence of a SNP is called genotyping. A patient's genotype contains an analysis of the SNPs identified for that patient for a particular evaluation. Generally, a genotyping analysis will identify the presence of a small subset of the total SNPs in a patient.

        A more profound test in many cases is to identify the group of SNPs, or haplotype, that collectively exerts an effect on drug action. We believe that haplotypes should have far greater predictive value than individual SNPs, and that researchers will be increasingly turning to haplotypes as a better indicator of the potential effects of drugs. We also believe that haplotyping assays will reduce the total number of possible explanations for SNP variations down to a number that is practical to test in the size of clinical trials commonly conducted in a drug development program.

  Pharmacogenomics

        It has long been known that people respond differently to the same drug. The field of pharmacogenomics studies these variations in drug response and their relation to genetic differences. We believe that the emerging ability to correlate drug response with SNPs and other genetic markers should enable doctors to prescribe appropriate drugs to patients with the goal of maximizing drug response and minimizing negative side effects.

Drug Target Identification and Validation

        A pharmacogenomic screening capability, introduced early in the drug target development process, could save drug development sponsors significant time and money. Pharmaceutical companies could use targeted pharmacogenomic screening to eliminate non-promising compounds sooner. Compounds that make it through this screening process should have a higher chance of success.

Clinical Trials

        Making the clinical trial process more efficient is critical to a pharmaceutical company's ability to manage its costs. The challenge for drug developers is to use meaningful pharmacogenomics data to predict which patients are likely to benefit from a drug or likely to experience negative side effects. Pharmacogenomics information could be used to reduce the number of patients in many clinical trials. Pre-selecting patients for a clinical protocol who are likely to respond to the drug candidate could significantly reduce the required sample size. In addition, demonstrating superior efficacy or reduced toxicity in a defined patient population could hasten or help secure regulatory approval.

Commercialization

        Pharmacogenomics data about an individual's potential response to a drug creates opportunities to enhance the commercial value of pharmaceuticals. Given the high cost of drug development, the ability to properly market a new drug to its ideal target population is key to maximizing the drug's potential value. In addition, broad usage of a drug in patient segments where the drug is less effective or more toxic could jeopardize overall usage of the drug, even to the point of recall. If the appropriate set of pharmacogenomics data could be identified and the appropriate diagnostic tests were developed for a given drug, patients could be steered more quickly to appropriate therapies. These tests could allow pharmaceutical companies to engage in highly-focused product positioning and marketing campaigns.

  DNA Analysis Platforms

        A need is emerging within the pharmacogenomics market for platform technology and assays suitable for the challenges of clinical research to enable routine testing of genotypes and haplotypes. Key aspects of the ideal DNA analysis platform in clinical research include:

  •
  ultra-high accuracy to reduce the risk of mistakes that can distort test results;

  •
  accommodation of a constantly-changing mix of custom SNP tests in relatively small patient populations; and

  •
  appropriate economic efficiencies.

        Also, it is critical that these platforms effectively handle both genotyping and haplotyping analyses.

How We Apply Pharmacogenomics

        Variagenics offers pharmaceutical and biotechnology companies a broad range of solutions for applying pharmacogenomics to the discovery and development of new drugs and diagnostics, extending from drug target identification through clinical testing to commercialization. We also intend to develop proprietary molecular diagnostic products.

        We use an extended candidate gene approach to develop a highly-characterized proprietary database of genetic variation.

        Our proprietary ProSNP™ database is a comprehensive collection of genetic variability data specific to pharmacogenomics and relevant to major drugs in development, including drugs for cancer and for cardiovascular, central nervous system and inflammatory disorders. We have targeted our SNP discovery to extended candidate gene sets considered most likely to affect drug activity. Moreover, our SNP detection is performed on DNA samples derived from an ethnically and geographically diverse panel of over 100 anonymous individuals. This provides a greater than 99% probability of detecting

SNPs with a frequency in the population of 10% or greater. Our database of SNPs is highly-characterized. It includes information on the percentage occurrence of selected SNPs in a target population and information on our SNPs' potential significance to drug response. Our database also contains critical information regarding important haplotype groupings. As of March 28, 2002, our database contains over 31,000 SNPs and over 13,000 haplotypes.

        We perform custom SNP discovery for our collaborators, working jointly to select an extended set of candidate genes. Alternatively, we can screen for SNPs in the DNA from patients in a clinical trial with a specific disease or drug response.

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

        After we have reduced the number of potentially relevant genetic markers to a subset appropriate for clinical testing, it is necessary to incorporate these markers into assays or test kits. These assays will enable highly accurate and reproducible testing to be performed on DNA samples from patients in a clinical trial known to have responded in a certain way to drug treatment.

        The assays may be performed using our proprietary NuCleave™ DNA testing and analysis technology which is based on the integration of new genotyping and haplotyping methods, proprietary purification procedures, robotics and mass spectrometry. This combination results in a high-volume automated SNP detection system that combines the high accuracy and high throughput of mass spectrometry with the low set up and test costs required in the clinical research marketplace. We announced the launch of our NuCleave™ DNA testing and analysis technology commercially in January 2001.

        We plan to develop new diagnostic products and improved drugs both internally and with our collaborators.

        Ultimately, our pharmacogenomics approach should enable the development of improved, targeted therapeutic and diagnostic products. We anticipate that our Variagenic® Impact Program will substantially impact the drug development programs of our pharmaceutical collaborators.

        We are funding the internal development of diagnostic programs, as well as establishing research collaborations to co-develop additional diagnostics products. We have commenced proof-of-principle clinical studies intended to validate genetic markers we have selected for predicting response to cardiovascular drugs. In addition, we plan to initiate clinical studies on a family of diagnostic tests to determine optimal treatment for colon cancer.

        We have developed a unique approach to cancer therapy called Variagenic® Targeting, which is based on our understanding of the deterioration of chromosomes in cancer cells, or loss of heterozygosity. We have identified over 20 potential targets for new drugs.

Business Strategy

        Our business strategy focuses on positioning Variagenics to be the leader in applying pharmacogenomics to the development and commercialization of new pharmaceutical and diagnostic products, based on our proprietary technologies, databases and expertise. The key elements of our strategy are:

  Rapidly commercialize our full range of pharmacogenomics capabilities

        We provide a comprehensive product offering covering key stages of pharmaceutical product development, from discovery through development to commercialization. Our highly characterized proprietary database of SNPs, haplotypes and other genetic variations, our proprietary genotyping platform and our expertise in applying pharmacogenomics to the development of therapeutics and novel diagnostics offers pharmaceutical and diagnostic companies a complete solution that allows for more cost-effective and improved drug and diagnostic test development.

  Establish diverse sources of revenue

        We have targeted several complementary strategic business segments to provide us with a diverse set of revenue sources. We work with our collaborators to provide pharmacogenomic solutions from drug development through commercialization. Revenues are currently generated from collaboration funding, milestone achievements, product sales and license fees, and we expect to ultimately earn additional revenues from royalties on drugs, diagnostic products and technology platforms as they are launched. We earn revenues from sales of our NuCleave™ systems, and we also plan to earn royalties from sales relating to our NuCleave™ analysis technologies when they are launched, including royalties on sales of reagents, which are chemical compounds used in assays.

  Capitalize upon our expertise to bring improved pharmaceutical and diagnostic products to market

        We expect to add significant value to our pharmaceutical collaborators' drugs. A corresponding part of our strategy is to develop and commercialize the diagnostic tests that will direct the selection of the most appropriate drug regimen for a patient. This will be accomplished by combining our proprietary database, our DNA analysis platforms and other technologies with collaborations in the life sciences, reagents, reference laboratories and diagnostics manufacturing fields.

  Maintain and improve our proprietary technology base

        We plan to continue to develop technologies for the commercial application of pharmacogenomics. We have established a proprietary SNP database clustered among genes important to common drug mechanisms and pathways related to drug efficacy, side effects and metabolism. We will continue to pursue innovation to establish:

  •
  proprietary databases and the right to use newly discovered SNPs and genes;

  •
  proprietary positions for technologies used to detect genetic variances, including genotyping and haplotyping; and

  •
  proprietary rights to genetic pathway targets involved in drug response in major disease categories.

  Use management's industry expertise in our target business segments

        We have established a management team that has expertise across the genomics, pharmaceutical, diagnostic, life sciences and clinical research industries. We use this breadth of industry expertise to target pharmacogenomics opportunities in these industries.

Commercial Collaborations

        We have established, or intend to establish, commercial collaborations with leading companies in each of our targeted market sectors, including pharmaceuticals/biotechnology, clinical research organizations, life sciences and diagnostics/laboratory services.

        In the pharmaceuticals/biotechnology sector, we have entered into Variagenic® Impact Program collaborations with Amgen Inc., Boehringer Ingelheim Pharmaceuticals, Inc. and Isis Pharmaceuticals, Inc. In August 2000, we signed a collaborative agreement with Boehringer Ingelheim to utilize our VIP capabilities in the development of a new therapeutic candidate by Boehringer Ingelheim. The goal of the program is to identify genetic markers predictive of therapeutic response, and to use this information in drug development as well as in the development of a diagnostic test. In 2001, we delivered our marker discovery report and we are presently in the final stage of assay development. We entered into VIP agreements with Isis and Amgen in 2000 and 2001, respectively. We have delivered our marker discovery reports under these agreements. In 2001, we entered into a research and development collaboration with GeneMatrix, Inc., a Korean biotechnology company, to develop molecular diagnostic products for predicting response to drugs in the treatment of colon and gastric cancer. Under the collaboration, GeneMatrix has rights for products marketed in Korea, and Variagenics has rights for products marketed in the rest of the world. As part of the collaboration, GeneMatrix purchased a NuCleave™ system.

        In the clinical research organization sector, both Covance, Inc. and Quintiles Transnational Corporation selected us as their collaborator for complementary segments of the market.

        Covance, a world-wide market leader in providing laboratory services for clinical trials, selected us as their provider of genotyping assays. We have targeted Covance to be a key user of our NuCleave™ DNA testing and analysis technology. We placed a NuCleave™ system at Covance's largest testing laboratory in Indianapolis, Indiana. Our August 1999 alliance agreement with Covance provides funding to us for assay development and royalties payable to us for laboratory tests performed at Covance. From the commencement of the collaboration through December 31, 2001, we have recorded approximately $1.6 million in sponsored research fees ($0.8 million in 2001) and no royalties under our agreement with Covance. Under this agreement, Covance is the only contract research organization which can directly license our technologies for providing pharmacogenomic lab services in clinical trials. Our agreement with Covance is for a five-year term. Covance may terminate the agreement if (i) we fail to achieve assay production targets, or (ii) we have a change in control, including if Taylor J. Crouch ceases to serve as our Chief Executive Officer. Either party may terminate the agreement upon material breach, misconduct or insolvency of the other party. After the five-year term expires, the agreement may be automatically renewed for additional one-year terms.

        Our arrangement with Quintiles is a preferred provider co-marketing arrangement under which Quintiles' worldwide business development group will incorporate our SNP discovery and clinical design services into the Quintiles' selling cycle. Our December 1998 agreement with Quintiles is for a five-year term. We will receive revenues from this marketing agreement based on the types of pharmacogenomic services we perform under the contract. To date, we have not received any revenues under our arrangement with Quintiles. The agreement may be terminated by either party upon a material breach of the agreement.

        In the life sciences sector, we have formed collaborations with both Waters Technologies Corporation and Bruker Daltonics, Inc.

        We entered into a strategic alliance with Waters in June 2000 to combine our proprietary NuCleave™ chemical cleavage genotyping and haplotyping technologies with Waters' DNA sample purification technology to create a kit for NuCleave™ mass spectrometry applications. Both Waters and Variagenics will develop the market for the NuCleave™ technology and kits among pharmaceutical companies and clinical laboratories. As part of the alliance, we received $3.5 million in fees and milestone payments, and we may receive up to $3.5 million upon the achievement of additional milestones, as well as royalties on kit sales. In addition, we issued to an affiliate of Waters $7.5 million in common stock at the initial public offering price of $14.00 in a private placement which closed concurrently with our initial public offering. As part of the private placement, we issued a warrant to the Waters affiliate to purchase 80,357 shares of common stock. The warrant has a five-year term and an exercise price per share equal to the initial public offering price. The alliance will continue until the later of: (i) the expiration of our patent rights for the technology that are the subject of the alliance, (ii) 15 years after the first commercial sale of kits developed under the alliance or (iii) by mutual consent of Waters and Variagenics to terminate the alliance. Waters may terminate the alliance upon 120 days' notice after two years from the formation of the alliance, subject to Waters' fulfillment of a supply commitment.

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

        In May 2000, we entered into a collaboration with Bruker Daltonics, Inc., a leading provider of life sciences tools based on mass spectrometry, to manufacture and develop mass spectrometers for our NuCleave™ DNA testing and analysis system. We use the resulting system and also market and sell the system to our pharmaceutical and drug-development collaborators to identify genetic variances including genotypes and haplotypes. In 2002, we extended our collaboration with Bruker Daltonics through March 31, 2003. The agreement provides for termination by either party for any reason upon 90 days notice. The parties may agree to renew the agreement for additional one-year terms.

        In the diagnostics/laboratory services sector, we initiated a program to license, on a non-exclusive basis, several of our proprietary genetic markers to diagnostics companies and companies providing reference laboratory services, technologies and supplies. In 2001, we entered into the first of these agreements by granting a non-exclusive license to our MTHFR patent rights to Nanogen, Inc. in exchange for an upfront fee, milestone payments and royalties.

Sponsored Research and Clinical Research Collaborations

        We have established sponsored research arrangements with academic institutions, as well as consulting agreements with scholars, to keep pace with the rapid development within the pharmacogenomics field. We have an academic collaboration with a researcher at McGill University to study the pharmacogenomic effects of genetic variation in MTHFR in cardiovascular and cancer applications. In addition, we are funding research at the University of Reading, England, in their Departments of Medical and Pharmaceutical Statistics and Applied Statistics. This sponsored research program is aimed at developing new methods for genetic analysis in clinical trials.

        In 2001, we began a program of clinical research collaborations with leading academic investigators. We expect our clinical program to include a combination of retrospective and prospective clinical studies in multiple therapeutic areas, including cancer, cardiovascular, schizophrenia and disorders of metabolism. We are using these studies to validate our pharmacogenomics technologies and genetic markers. In these studies, we expect to genotype clinical samples from patients treated with a drug, then determine associations between our genetic markers and response to the drug. If the genetic markers can be associated with drug response, we may proceed to develop a molecular diagnostic product. We expect to expand our clinical research collaborations in 2002.

Technology, Research and Development

        We have developed and plan to continue to develop proprietary technologies to execute the technical steps required to implement the key phases of pharmacogenomic drug development through commercialization. We are also developing other advanced drug development technologies to meet the needs of the principal stakeholders in the pharmacogenomics field which includes pharmaceutical, diagnostic/laboratory, life sciences and contract clinical research companies. We spent approximately $8.4 million in 1999, $11.3 million in 2000 and $19.1 million in 2001 on company-sponsored research and development.

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
4)
development of assays used to analyze the SNPs in clinical samples, which may include both genotyping and haplotyping assays, as well as loss of heterozygosity assays;
5)
analysis of clinical trial data to determine correlations between the selected genetic markers and patient drug response;
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

        Analytical Method 2: Genetic analysis of SNPs.    Our process for measuring groups of SNPs or haplotypes in candidate genes allows us both to analyze the variants now existing across human populations, and to establish which genetic variants co-exist on the same chromosome. These analyses increase the power of SNP data to detect genetic effects on drug response. We believe that the future effectiveness of pharmacogenomics will largely depend on the ability to experimentally detect haplotypes, and that we are a well-positioned leader in this newly-emerging technology.

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

  4) Establishment of Assays to Analyze SNPs, Haplotypes and Loss of Heterozygosity in Clinical Samples.

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

  5) Analysis of Clinical Trial Data.

        Once the most likely predictive SNPs and other genetic markers have been identified and assays have been created, the clinical trial process can begin. In this process, it is critical to design cost-effective, practical programs which can lead to a statistically significant correlation between the genetic markers and the drug effect being targeted. We have devoted considerable time and resources in establishing an efficient clinical trials process, including securing key relationships with leading therapeutic experts and Covance and Quintiles, the two largest global clinical research companies.

  6) Development of Diagnostic Tests.

        Those genetic markers that are confirmed to be predictive in a clinical trial can then be developed into diagnostic tests suitable for regulatory approval and commercialization. We will utilize the clinical trial processes that we develop with our clinical research organization collaborators to ensure a streamlined and compatible approach for co-developing each potential diagnostic product alongside with the corresponding drugs on which we work. We expect to partner with a diagnostics manufacturer for the commercial manufacture and distribution of the potential diagnostic product.

  7) Development of pharmaceutical products based on our Variagenic® Targeting approach.

        We have also developed a proprietary pharmacogenomic approach to cancer therapy based upon our understanding of the deterioration of chromosomes in cancer cells, or loss of heterozygosity. We have identified more than 20 targets for discovery of new drugs to date and we believe that up to 600 additional targets may be suitable for this approach. We have received a US patent describing the application of loss of heterozygosity to cancer therapy.

Intellectual Property

        We have structured our intellectual property portfolio in order to attempt to develop and maintain a proprietary position in the identification and application of genomic information to the development of current and future drugs and diagnostic tests. We may not succeed in our attempts.

As of March 27, 2002, we owned 17 issued US patents, had exclusive licenses to 4 US patents and a non-exclusive license to 1 US patent and had 60 US pending patent applications. In addition, we had 12 issued foreign patents and had filed 70 pending foreign patent applications. Our patent portfolio has three areas of technology pertinent to the field of pharmacogenomics—pharmacogenetics, variance detection, and Variagenic® Targeting.

        In our patent portfolio, we have described candidate genes with likely involvement in drug response for the following disease categories: cancer, neurological, psychiatric, inflammatory immune, metabolic, endocrine, cardiovascular and renal disease, as well as the effect of genotype on the parameters of response to any drug, including the levels and rates of movement of drugs within biological systems. In addition to the patent applications describing the utility of proprietary SNPs, we own rights to gene specific patents for the following four genes: ApoE (CNS applications), MTHFR (cardiovascular and cancer applications), TPMT (cancer, transplant and arthritis applications) and P450 3A5 (cancer applications).

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

        Although we are not a party to any material legal proceedings relating to intellectual property, in the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technologies licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of disputes, we may have to develop costly non-infringing technologies, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business and financial condition.

Competition

        Our business model exposes us to competition in many of the sectors in which we operate and we expect the intensity of competition to increase. We are subject to significant competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly-funded agencies that are pursuing products and services that are substantially similar to our proposed products and services, or which otherwise address the needs of our customers and potential customers. Some of our competitors have greater financial, operational, sales and marketing resources, and more experience in research and development than we have. These competitors may have developed, or could develop in the future, technologies that compete with our products or which could render our products obsolete. Our principal competitors come from four areas: pharmacogenomics, genomics, tools and molecular diagnostics. Genaissance Pharmaceuticals, Inc. is another company exclusively focused on pharmacogenomics. Genomics companies also performing SNP discovery, such as CuraGen Corporation, Celera Genomics Group, and Perlegen Sciences, may focus their discovery efforts on providing further characterization of relevant SNPs to drug action and thus begin to compete with our pharmacogenomics model. Tool companies such as Affymetrix, Inc., Orchid Biosciences, Inc., Sequenom, Inc. and Third Wave Technologies, Inc. supply tools to meet the rapidly increasing workload of research experiments. Molecular diagnostics companies such as Celera Diagnostics and Myriad Genetics may compete by broadening their focus from disease prediction and monitoring to diagnostics which predict drug response. We cannot assure you that we will be able to make the enhancements to our technologies necessary to compete successfully with newly emerging techniques.

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

        The use of genetic information in research and for other purposes raises concerns about the privacy and security of that information. A federal law, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulates the disclosure and use of protected health information and creates rights for the subjects of that information. We are not considered "covered entities" under the regulations that implement the law and which will go into effect in April 2003. However, some of our customers and collaborators who send us clinical samples will have to comply with HIPAA by, among other things, obtaining proper informed consent from the subjects for the transfer and use by us of those clinical samples.

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

Employees

        As of March 27, 2002, we employed 137 persons, of whom 29 hold Ph.D. or M.D. degrees and 28 hold other advanced degrees. Approximately 103 employees are engaged in research and development, and 34 employees are engaged in business development, intellectual property, finance and other administrative functions. None of our employees are subject to a collective bargaining arrangement and we consider our relations with our employees to be good.

RISK FACTORS

Special Note Regarding Forward-Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this report generally. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report.

        Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

  •
  respond effectively to competitive and technological developments related to our Variagenic® Impact Program, our NuCleave™ analysis platform, and our other technologies, products and services;

  •
  implement and successfully execute our research strategy to complete proof of principle clinical pharmacogenomics programs and to develop molecular diagnostic products for cancer;

  •
  attract, retain and motivate qualified personnel; and

  •
  effectively manage our anticipated growth.

        If we fail to address these risks and uncertainties successfully, our financial condition and opportunity for growth will suffer.

We had an accumulated deficit of $78.0 million as of December 31, 2001, expect to continue to incur substantial operating losses and negative cash flow for several years and may never achieve or maintain profitability.

        We have had substantial operating losses since our inception and we expect our operating losses to continue at least through the end of 2002. We may never be profitable. We experienced net losses of $16.7 million in 1999, $17.8 million in 2000 and $25.3 million in 2001. As of December 31, 2001, we had an accumulated deficit of $78.0 million. We have continued to increase our expenses in connection with our internal research and development and commercialization programs, including the continued development of our Variagenic® Impact Program, our marker discovery programs, our proof of principle marker validation programs, our cancer molecular diagnostic development programs, our NuCleave™ technology, and our other technologies, products and services. Our ability to achieve significant revenue or profitability will depend upon successful completion of our product development activities and obtaining collaborations and customers for our products and services. If we do not develop significant revenue from new collaborations, we may need to reduce our headcount and narrow the scope of these research and development programs in order to conserve our cash. Even if we do achieve a significant increase in our revenues and profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

        Our technologies are still in the early stages of development and we or our customers or collaborators may not be able to use them successfully in pharmaceutical or diagnostic product development. Our ability to successfully develop our technologies into new products and services and expand the range of applications of our current products and services is subject to a variety of factors, including our ability to:

  •
  generate revenues to support the expenses of developing our technologies, executing our clinical programs and commercializing our products and services;

  •
  develop markets for our products and services;

  •
  transition successfully from a company with a research focus to a company capable of supporting commercial activities; and

  •
  attract and retain qualified management, sales, technical and scientific staff.

        To date, we have developed a limited number of products and services based on our technologies, including our Variagenic® Impact Program and NuCleave™. These products and services have not yet been commercially proven in the marketplace and we may not successfully complete their development.

        We have only limited experience in sales and marketing, and have only recently begun to develop a sales force capable of selling and marketing our products and services. We intend to market our technologies and applications through collaborations with pharmaceutical, biotechnology and diagnostic companies. If we are unable to establish or maintain collaborative or distribution arrangements to market our products and services, we may not generate sufficient revenues to achieve or maintain profitability.

        We have only limited experience with providing products and services under collaborative agreements. The technological feasibility of some of our products and services has not been commercially proven, and the costs of providing those products and services may vary from customer to customer and from project to project. If we are unable to successfully demonstrate feasibility, we may not be able to attract new collaborations. If the costs of providing products and services under collaborations is higher than planned, we may not generate sufficient margins to achieve or maintain profitability.

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

        We may need to obtain licenses from our collaborators in order to commercialize the results of our collaborations. If we are unable to negotiate licenses, or if the terms of the licenses are not favorable, we may not be able to commercialize products or generate sufficient revenues from those future products. Our current and potential collaborators could develop competing products, prevent us from entering into relationships with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products. Potential collaborators with whom we may wish to establish a relationship could develop products or technologies similar to our own, reducing our pool of possible collaborative parties and increasing competition. Any of these developments could harm our product development efforts, which would seriously harm our business.

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

        We are subject to significant competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly-funded agencies that are pursuing products and services that are substantially similar to our proposed products and services, or which otherwise address the needs of our customers and potential customers. Many of the organizations competing with us have significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, technical and regulatory matters than we do. In addition, many current and potential competitors have greater name recognition and more extensive collaborative relationships. In the pharmacogenomics field, we compete with several companies offering alternative technologies, including chemical processes, high volume screening of genes and proteins or other methods for identifying and analyzing variations of genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. We believe our closest competitor is Genaissance Pharmaceuticals, Inc., which offers a line of pharmacogenomics products similar to ours. Genaissance markets a database which includes characterization of SNPs and haplotypes relevant to drug action.

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

        As of March 27, 2002, we owned 17 issued US patents, had exclusive licenses to 4 US patents and a non-exclusive license to 1 US patent and had 60 US pending patent applications. In addition, we had 12 issued foreign patents and had filed 70 pending foreign patent applications. Our patent portfolio has three areas of technology pertinent to the field of pharmacogenomics—pharmacogenetics, variance detection, and Variagenic® Targeting. Our patent strategy, with respect to SNPs and other genetic variations, seeks broad coverage of the uses of SNPs and other genetic variations in initial patent applications while continually updating the filings as to specific SNPs and other genetic variations.

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

  •
  our issued patents may not provide us with any competitive advantages or a basis for commercially viable products or services; and

  •
  third parties may seek to challenge or design around our issued patents.

        Our competitors may seek patent protection for alternative methods of genotyping samples and for identification of genetic variances. If third parties obtain issued patents which claim methodologies identical or similar to our own, we or our collaborators may not be able to commercialize our technologies, including NuCleave™, for those purposes. It is possible that others may obtain patents on methodologies that consumers consider superior to the NuCleave™approach to genotyping or identification of genetic variances, which would reduce the demand for our NuCleave™ technology, and harm our competitive position.

        We have become aware of a third party that believes that certain potential applications of our NuCleave™ technology may require a license from that third party. At this time, we have no reason to believe that a license is required for our current operations and, possibly, future applications of our technology. If a license is required for future applications of NuCleave™, we may have additional costs associated with that product. It is also possible that, if the license is required, it will not be available on terms acceptable to us. In that case, we would not be able to pursue certain potential applications of NuCleave™.

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

Our products and services have a lengthy and expansive sales cycle before they result in actual sales which could increase our expenses without a corresponding increase in revenues.

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

        Our future success will depend on the performance of our senior management. The loss of the services of any of these individuals could impair our ability to operate our business, compete in our industry and improve our products and services. We must also hire, train, motivate and retain key personnel and manage employees with skills related to pharmacogenomics and rapidly changing technologies to serve our customers. Individuals who have expertise and can research or develop our technologies are scarce. We might not be able to hire enough experienced individuals or to train, motivate, retain and manage the employees we do hire. This could hinder our ability to complete existing projects or perform our obligations under our agreements. In addition, because the competition for qualified employees in the biotechnology industry is intense, hiring, training, motivating, retaining and managing employees with the strategic and technical skills we need is both time-consuming and expensive. While our key employees are subject to non-competition agreements, these agreements may be difficult to enforce. If we fail to attract, train and retain key personnel, we may experience delays in the research, development and commercialization of our technologies, products and services.

Third parties may file products liability lawsuits against us, and, if any suit was successful, we could face substantial liabilities that may exceed our resources.

        We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing or sale. If our products and services do not function properly, or if the results obtained by our customers are not conducive to the selection of appropriate therapies, we may be sued. These risks are inherent in the development of pharmacogenomics products and services. We currently maintain product liability insurance. There can be no assurance that this insurance coverage will be adequate or that insurance will continue to be available on terms acceptable to us. If we are sued for any injury caused by our products, our liability could exceed our insurance coverage and our total assets.

Risks Related to the Pharmaceutical, Biotechnology and Diagnostics Industries

If government regulation of our collaborators increases, they may not gain governmental approval of their products, reducing the likelihood that they will enter into collaborations with us and harming our business.

        The pharmaceutical, biotechnology and diagnostics industries are subject to stringent regulation by the FDA and comparable agencies in other countries. The regulation of new products is extensive, and the required process of preclinical laboratory testing and human studies is lengthy and expensive. It typically takes many years and substantial resources to satisfy regulatory requirements depending on the type, complexity and novelty of the product. Our collaborators may not be able to obtain FDA approvals for their drugs or other products in a timely manner, or at all. They may encounter significant delays or excessive costs in efforts to secure necessary approvals or licenses. Even if they obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, distributing, marketing, promotion and advertising after product approval. Our collaborators who use our technology in their clinical laboratories may also be subject to the registration and certification requirements of the Clinical Laboratory Improvement Act, which mandates specific standards in areas such as proficiency testing, patient test management, quality control, quality assurance and inspections. Our collaborators and future collaborators may fail to comply with the Clinical Laboratory Improvement Act. Moreover, several areas in which our collaborators may develop drugs or other products involve relatively new technology that has not been the subject of extensive testing in humans. The regulatory requirements governing these products and related clinical procedures remain uncertain. In addition, these products may be subject to substantial review by foreign regulatory authorities that could prevent or delay approval in other countries. If our collaborators cannot obtain government approval of their products, they are less likely to purchase our products or enter into collaborations with us.

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

        In recent years, officials have made numerous proposals to change the healthcare system in the US. These proposals included measures to limit or eliminate payments for some medical procedures and treatments or subject the pricing of pharmaceuticals and other medical products to government control. Government and other third-party payors increasingly attempt to contain healthcare costs by limiting both coverage and the level of payments for newly approved healthcare products. In some cases, they may also refuse to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval. Governments may adopt future legislative proposals and federal, state or private payors for healthcare goods and services may take action to limit their payments for goods and services. Any of these events could limit our ability to form collaborations or commercialize our products successfully.

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

We are a defendant in a class action suit and defending this litigation could hurt our business.

        We have been named as a defendant in a securities class action lawsuit relating to the failure to disclose additional and excessive commissions purportedly solicited by and paid to underwriters named in the lawsuit in exchange for allocating shares of our stock to preferred customers and alleged agreements among the underwriters named in the lawsuit and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Defending against this litigation could result in substantial costs and a diversion of our management's attention and resources, which could hurt our business. In addition, if we lose this litigation, or settle on adverse terms, our stock price may be adversely affected.

Our directors, executive officers and principal stockholders have substantial control over our affairs, and may not make decisions that all stockholders support.

        As of March 27, 2002, our directors, executive officers and 10% stockholders held, in the aggregate, approximately 24.5% of our common stock. These stockholders acting together will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination of which stockholders might otherwise approve.

We do not have an exact plan for the use of the cash and marketable securities held at December 31, 2001, and therefore have broad discretion as to the use of these funds, which we may not use effectively.

        We have no exact plan with respect to the use our cash and have not committed these funds to any particular purpose apart from general corporate purposes, including research and development and possible future acquisitions. Accordingly, our management has broad discretion in applying the remaining net proceeds of our initial public offering and may use the remaining proceeds in ways with which stockholders may disagree. We may not be able to invest these funds effectively.

ITEM 2. PROPERTIES

        We lease a 39,014 square foot facility in Cambridge, Massachusetts for our headquarters and as the base for our marketing, research and development activities. The lease expires in 2008 and is renewable for another five years. We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        On or about December 6, 2001, the Company was sued in a complaint filed in the United States District Court for the Southern District of New York naming as defendants the Company and certain of its officers and its underwriters. The complaint purportedly is filed on behalf of persons purchasing the Company's stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

        The complaint alleges that, in connection with the Company's July 21, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company's stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs claim that the failure to disclose these alleged arrangements made the Company's registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading. Plaintiffs seek unspecified damages.

        The Company believes that the allegations are without merit and intends to vigorously defend against the plaintiffs' claims.

        Other than the litigation disclosed above, we are not involved in any legal proceedings that are material to our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Variagenics, Inc.'s Common Stock is quoted on the Nasdaq National Market under the symbol VGNX. The table below sets forth the high and low last sale prices per share of the Company's Common Stock for each of the quarters indicated since the Company's public offering in July 2000.

	High	Low
Fiscal Year 2000:
Third Quarter	$28.75	$20.00
Fourth Quarter	$22.38	$8.00
Fiscal Year 2001:
First Quarter	$10.75	$4.00
Second Quarter	$6.47	$3.63
Third Quarter	$3.85	$2.52
Fourth Quarter	$3.25	$2.26

        As of March 26, 2002, there were approximately 129 holders of record of the Company's Common Stock, and approximately 2,401 beneficial owners of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

VARIAGENICS, INC.
SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	For the Years Ended December 31,
	1997	1998	1999	2000	2001
Consolidated Statement of Operations Data:
Revenue:
Research and development collaborations	$—	$—	$200	$2,254	$2,773
Research grants	—	—	199	—	—
Product sales	—	—	—	—	210

Total revenue	—	—	399	2,254	2,983
Costs and expenses:
Cost of product sales	—	—	—	—	186
Research and development:
Non-cash equity compensation	—	—	1,949	2,950	2,926
All other research and development expenses	2,234	5,071	6,653	8,886	16,942
General and administrative:
Non-cash equity compensation	—	—	1,051	5,616	3,876
All other general and administrative expenses	2,059	3,176	5,894	5,723	8,573
In-process research and development	674	—	—	—	—

Loss from operations	(4,967)	(8,247)	(15,148)	(20,921)	(29,520)
Other income (expense):
Interest income	258	200	167	3,362	4,465
Interest expense	(80)	(98)	(1,497)	(241)	(248)
Equity in loss of affiliate	—	—	(250)	—	—

Net loss	$(4,789)	$(8,145)	$(16,728)	$(17,800)	$(25,303)

Dividends on redeemable convertible preferred stock	(153)	—	(1,437)	(22,106)	—

Net loss attributable to common stockholders (1)	$(4,942)	$(8,145)	$(18,165)	$(39,906)	$(25,303)

Net loss attributable to common stockholders per share (basic and diluted) (1)	$(13.48)	$(16.13)	$(29.96)	$(3.69)	$(1.09)
Weighted average common shares outstanding (basic and diluted) (1)	367	505	606	10,816	23,295
	As of December 31,
	1997	1998	1999	2000	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,994	$734	$1,828	$50,317	$25,142
Working capital	6,591	(3,771)	2,799	88,181	69,709
Total cash and marketable securities	6,994	734	4,328	99,025	80,029
Total assets	8,177	5,249	9,403	106,244	90,932
Long-term obligations, less current portion	—	868	977	880	2,515
Redeemable convertible preferred stock	16,804	16,804	29,094	—	—
Total stockholders' equity (deficit)	(9,285)	(17,403)	(22,390)	101,282	82,983

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leader in developing technologies for the discovery and commercialization of drugs and diagnostics based on understanding the genetic differences among individuals. As a pharmacogenomics company offering a full range of solutions to support key steps of the drug discovery and development process, we discover genetic variations characterized by the most common form of genetic variability, single nucleotide polymorphisms, or SNPs, groups of SNPs, or haplotypes, and other genetic differences. We use this information to improve and enhance drugs in development. We also intend to use our technology to bring high-value diagnostic products to market. We have developed our NuCleave™ proprietary method for testing genes using mass spectrometry, a tool used to measure molecular weight, for use in clinical research, and we develop assays which may be used as diagnostics. From inception in December 1992 through 1996, the main focus of our research activities was directed toward developing a pharmacogenomic approach to cancer therapy. In 1996 that focus was broadened to include SNP discovery and development of pharmacogenomic technologies. Since our inception in 1992, our operating activities have been primarily devoted to research and development, recruiting personnel, raising capital, acquiring assets and business development. In the second half of 1999, we recognized revenue from our first commercial collaboration. In 2000, we placed our first NuCleave™ system.

        We have incurred losses since our inception and, as of December 31, 2001, we had an accumulated stockholders' deficit of $78.0 million. We anticipate incurring additional operating losses through at least the end of 2002, as we expand the commercialization of our products and services to the clinical research market and we fully implement our business strategy. This expansion is expected to result in increases in research and development, marketing and sales, and general and administrative expenses. Payments under contracts, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

Sources of Revenue and Revenue Recognition

        Our revenue to date has been generated from research funding and milestones from collaborations, research grants from a governmental agency, license fees and, beginning in the first quarter of 2001, product sales. We recognize revenue from grants in the period in which related costs are incurred. We recognize revenue from collaborations under the percentage of completion method in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue from product sales is generally recognized upon the Company's receipt of the customer's signed acceptance of the installed product, provided that the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. Payments received in advance of being earned are recorded as deferred revenue. As of December 31, 2001, we had approximately $0.2 million of deferred revenue.

Results of Operations

Years Ended December 31, 2001 and 2000

        Revenues.    Revenues totaled $3.0 million for the year ended December 31, 2001, versus $2.3 million in 2000. Revenues for both periods consisted principally of collaboration revenues and milestone achievements under current contracts. Revenue for the year ended December 31, 2001 included $0.2 million from product sales and $0.2 million from license fees.

        Cost of Product Sales.    Cost of product sales was $0.2 million for the year ended December 31, 2001. There were no product sales in the comparable period of 2000.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel costs, consumable laboratory supplies, facilities and equipment expenses, license fees and fees paid to scientific advisors, consultants and sponsored research providers. We expense our research and development costs as they are incurred. Research and development expenses excluding non-cash equity compensation increased to $16.9 million for the year ended December 31, 2001 from $8.9 million for the year ended December 31, 2000. The increase was due primarily to increased salary and related personnel costs as we expanded our research and technology development activities ($3.7 million), increased consumption of lab materials and consumable supplies ($1.7 million), costs of clinical research programs ($1.2 million) and increased depreciation and amortization due to property and equipment additions ($0.6 million). We expect research and development spending to increase over the next several years as we expand our clinical research programs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related expenses for executive, business development, finance and other administrative personnel, facility operations and equipment costs, legal expenses for general legal activities and preparation of intellectual property filings, recruiting and marketing. General and administrative expenses excluding equity compensation increased to $8.6 million for the year ended December 31, 2001 from $5.7 million for the comparable period of 2000. This increase was due primarily to increases in general and administrative expense, including increased salary and personnel costs of $1.0 million, increased facility and administrative expenses of $0.4 million, increased marketing and business development expenditures of $0.1 million, and increased legal costs related to patent filings of $0.8 million.

        Non-cash Equity Compensation.    We recognize equity-related charges resulting from grants of options and stock to employees and options and restricted stock to non-employees; a total of $6.8 million in 2001 versus $8.6 million in 2000. These charges are included in research and development expenses ($2.9 million in 2001 and $3.0 million in 2000) or general and administrative expenses ($3.9 million in 2001 and $5.6 million in 2000) depending upon the nature of the work performed by the individuals receiving the grants. We incurred expenses of $7.0 million in 2001 and $7.2 million in 2000 related to the issuance of stock options to employees. These employee options generally vest over four years, which will result in additional compensation expense of $10.2 million for periods ending subsequent to December 31, 2001. We also incurred expenses of $1.4 million in 2000 and a reduction of expenses of $0.2 million in 2001 related to restricted stock and options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

        Interest Income.    Interest income, which is earned on cash equivalents and short- and long-term marketable securities, increased to approximately $4.5 million for the year ended December 31, 2001 from approximately $3.4 million for the year ended December 31, 2000. The higher interest income was due to the increase in cash during 2000 from the net proceeds of our initial public offering and concurrent private placement of common stock in July 2000 (approximately $80.3 million) and the sale of our Series F redeemable convertible preferred stock in March 2000 (approximately $19.9 million). The increase in interest income due to this increase in cash was somewhat offset in 2001 due to the effect of falling interest rates and the use of cash for operations.

        Interest Expense.    Interest expense was $0.2 million for both the years ended December 31, 2001 and December 31, 2000. The year 2000 figure included the remaining interest on obligations repaid with the proceeds of the Company's initial public offering. The year 2001 figure reflects increased financing of capital additions through leasing arrangements.

        Net Loss and Net Loss Attributable to Common Stockholders.    The net loss increased to $25.3 million for the year ended December 31, 2001 from $17.8 million for the year ended December 31, 2000 primarily due to the reasons listed above. In March 2000, we issued redeemable convertible preferred stock at $4.29 per share for net proceeds of $19.9 million. The issuance of these shares resulted in a beneficial conversion feature, which we recorded as a dividend of $19.9 million to the preferred stockholders. Coupled with the accretion of dividends on redeemable convertible preferred stock of $2.2 million for the first seven months of 2000, this increased the loss attributable to common stockholders for 2000 to $39.9 million. There were no such dividends in 2001, as the convertible preferred stock converted to common stock at the Company's initial public offering in July 2000.

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

        Non-cash Equity Compensation.    We recognize equity-related charges resulting from grants of options and stock to employees and options and restricted stock to non-employees; a total of $8.6 million in 2000 versus $3.0 million in 1999. These charges are included in research and development expenses ($3.0 million in 2000 and $1.9 million in 1999) or general and administrative expenses ($5.6 million in 2000 and $1.1 million in 1999) depending upon the nature of the work performed by the individuals receiving the grants. We incurred expenses of $7.2 million in 2000 and

$0.6 million in 1999 related to the issuance of stock options to employees. These employee options generally vest over four years, which will result in additional compensation expense of $19.0 million for periods ending subsequent to December 31, 2000. We also incurred expenses of $1.4 million in 2000 and $1.7 million in 1999 related to restricted stock and options granted to non-employees.

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

Liquidity and Capital Resources

        Cash and cash equivalents totaled $25.1 million at December 31, 2001, a decrease of $25.2 million from December 31, 2000. We used $17.9 million for operations in 2001, which consisted of the net loss of $25.3 million offset by non-cash compensation expense of $6.8 million and depreciation and amortization of $1.8 million. We used $69.2 million to purchase marketable securities and $2.3 million to purchase property and equipment. We received $63.9 million from the maturity of marketable securities and $1.2 million from the sale and leaseback of property and equipment. We used $0.8 million for our financing activities, which included repayments of capital lease obligations totaling $1.2 million and the issuance of a promissory note to an affiliate offset by the proceeds from exercise of stock options of $0.3 million and the release of restricted cash of $0.3 million.

        Our cash, cash equivalents, and short- and long-term marketable securities totaled $80.0 million at December 31, 2001. We believe that our cash reserves and our expected short-term revenue will be sufficient to fund our operations at least through the year 2003. During or after this period, or in the event of acquisitions or extraordinary events, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

        Our business or operations may change in a manner that would consume available resources more rapidly than anticipated. As a result, we may require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

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

Critical Accounting Policies

        In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this report, we believe the following accounting policies to be critical:

        The Company accounts for revenue from collaborations under the percentage of completion method in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under percentage of completion accounting, revenue is based on the cost of effort from the contract's commencement up to the reporting date, divided by the total expected research and development costs from the contract's commencement to the end of the research and development period, multiplied by the total expected contractual payments under the arrangement. Total expected contractual payments include amounts due from the collaborative partner only when a contingency has been removed and the collaborative partner becomes obligated to make a payment related to achievement of a milestone. Revisions in cost estimates and expected contractual payments as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Payments received in advance of being earned are recorded as deferred revenue.

        Revenue from product sales is generally recognized upon the Company's receipt of the customer's signed acceptance of the installed product, provided that there is evidence of arrangement, the fee is fixed and determinable and collection of resulting receivables is probable.

Research and Development Programs

        Our research and development programs can be broadly divided into (1) genetic marker discovery, (2) pharmacogenomics technology development and (3) clinical research. Genetic marker discovery includes identifying SNPs, haplotypes, and other genetic variation in genes of therapeutic interest, and creating and maintaining the data generated in that process. In some instances we have acquired or in-licensed rights to genetic markers. Our technology development has included development of our NuCleave™ genotyping and haplotyping platform, as well as development of bioinformatics tools and biostatistical methods. Our clinical research involves genotyping clinical samples from patients treated with a drug, then determining associations between our genetic markers and response to the drug. Research and development costs have not been tracked on an actual cost basis, but we estimate that in 1999, 2000 and 2001, costs were approximately evenly divided between genetic marker discovery and technology development. We began to expand our clinical research programs in late 2001. We anticipate an increase in total research and development expense from 2001 to 2002, with the most significant increase planned for our clinical research. It is not possible to estimate the time to completion for our research and development programs and their associated total costs, as pharmacogenomics is an evolving technology and our projects are ongoing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and
Stockholders of Variagenics, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Variagenics, Inc. and its subsidiary at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                      /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 13, 2002

Variagenics, Inc. and Subsidiary

Consolidated Balance Sheets

As of December 31,

(in thousands, except per share amounts)

	2000	2001
Assets
Current assets:
Cash and cash equivalents	$50,317	$25,142
Short-term marketable securities	40,646	47,776
Prepaid expenses and other current assets	1,300	2,225

Total current assets	92,263	75,143
Restricted cash	1,000	750
Property and equipment, net	4,831	7,785
Long-term marketable securities	8,062	7,111
Other assets	88	143

Total assets	$106,244	$90,932

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$580	$1,566
Accrued expenses and other liabilities	1,031	2,081
Deferred revenue	1,612	229
Capital lease obligations, current portion	859	1,558

Total current liabilities	4,082	5,434
Capital lease obligations	880	2,515

Total liabilities	4,962	7,949

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; 5,000 shares authorized, 0 shares issued and outstanding
Common stock, $.01 par value; 70,000 shares authorized, 23,116 and 23,371 shares issued and outstanding	231	234
Additional paid-in capital	172,757	171,035
Accumulated deficit	(52,695)	(77,998)
Promissory note	—	(110)
Deferred compensation	(19,011)	(10,178)

Total stockholders' equity	101,282	82,983

Total liabilities and stockholders' equity	$106,244	$90,932

The accompanying notes are an integral part of these consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31,

(in thousands, except per share amounts)

	1999	2000	2001
Revenue:
Research and development collaborations	$200	$2,254	$2,773
Research grants	199	—	—
Product sales	—	—	210

Total revenue	399	2,254	2,983
Costs and expenses:
Cost of product sales	—	—	186
Research and development:
Non-cash equity compensation	1,949	2,950	2,926
All other research and development expenses	6,653	8,886	16,942
General and administrative:
Non-cash equity compensation	1,051	5,616	3,876
All other general and administrative expenses	5,894	5,723	8,573

Loss from operations	(15,148)	(20,921)	(29,520)
Other income (expense):
Interest income	167	3,362	4,465
Interest expense	(1,497)	(241)	(248)
Equity in loss of affiliate	(250)	—	—

Net loss	$(16,728)	$(17,800)	$(25,303)

Dividends on redeemable convertible preferred stock	(1,437)	(22,106)	—

Net loss attributable to common stockholders	$(18,165)	$(39,906)	$(25,303)

Net loss attributable to common stockholders per share (basic and diluted)	$(29.96)	$(3.69)	$(1.09)
Weighted average common shares outstanding (basic and diluted)	606	10,816	23,295

The accompanying notes are an integral part of these consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Years Ended December 31, 2001

(in thousands)

	Convertible preferred stock		Common stock
	Shares	Par value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Promissory Note	Deferred Compensation	Total
Balance at December 31, 1998	92	$1	618	$6	$757	$(18,167)	$—	$—	$(17,403)
Issuance of common stock	—	—	132	2	783	—	—	—	785
Adjustment to redeemable convertible preferred as a result of change in redemption value	—	—	—	—	9,045	—	—	—	9,045
Reclassification of Series C preferred stock to redeemable convertible preferred stock	(92)	(1)	—	—	(251)	—	—	—	(252)
Issuance of warrants	—	—	—	—	1,418	—	—	—	1,418
Accretion of issuance costs for redeemable preferred stock	—	—	—	—	(394)	—	—	—	(394)
Dividend on redeemable preferred stock	—	—	—	—	(1,043)	—	—	—	(1,043)
Deferred compensation resulting from the grant of options	—	—	—	—	8,507	—	—	(8,507)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	2,182	2,182
Net loss for the year ended December 31, 1999	—	—	—	—	—	(16,728)	—	—	(16,728)

Balance at December 31, 1999	—	—	750	8	18,822	(34,895)	—	(6,325)	(22,390)
Issuance of common stock	—	—	538	5	1,458	—	—	—	1,463
Issuance of common stock in Initial Public Offering	—	—	5,750	58	73,001	—	—	—	73,059
Issuance of common stock in private placement	—	—	536	5	7,211	—	—	—	7,216
Issuance of warrants	—	—	—	—	500	—	—	—	500
Conversion of redeemable convertible preferred stock to common stock	—	—	15,542	155	52,714	—	—	—	52,869
Accretion of issuance costs for redeemable preferred stock	—	—	—	—	(95)	—	—	—	(95)
Dividend on redeemable preferred stock	—	—	—	—	(2,106)	—	—	—	(2,106)
Proceeds from redeemable preferred stock allocated to beneficial conversion feature	—	—	—	—	19,905	—	—	—	19,905
Dividend on redeemable preferred stock attributable to beneficial conversion feature	—	—	—	—	(19,905)	—	—	—	(19,905)
Deferred compensation resulting from the grant of options	—	—	—	—	19,626	—	—	(19,626)	—
Compensation expense related to stock options	—	—	—	—	1,626	—	—	6,940	8,566
Net loss for the year ended December 31, 2000	—	—	—	—	—	(17,800)	—	—	(17,800)

Balance at December 31, 2000	—	—	23,116	231	172,757	(52,695)	—	(19,011)	101,282
Issuance of common stock	—	—	255	3	309	—	—	—	312
Deferred compensation resulting from the grant of options	—	—	—	—	517	—	—	(145)	372
Compensation expense related to stock options	—	—	—	—	(2,548)	—	—	8,978	6,430
Promissory note from scientific advisor	—	—	—	—	—	—	(110)	—	(110)
Net loss for the year ended December 31, 2001	—	—	—	—	—	(25,303)	—	—	(25,303)

Balance at December 31, 2001	—	$—	23,371	$234	$171,035	$(77,998)	$(110)	$(10,178)	$82,983

The accompanying notes are an integral part of these consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(in thousands)

	1999	2000	2001
Operating activities:
Net loss	$(16,728)	$(17,800)	$(25,303)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	670	1,062	1,836
Non-cash compensation expense	2,967	8,566	6,802
Common stock issued for license agreement	—	428	—
Warrants issued for interest expense	1,073	—	—
Non-cash charge for preferred stock issued to cancel agreements with affiliate and affiliate's investors	1,040	—	—
Accrued interest on convertible notes payable converted to redeemable convertible preferred stock	297	—	—
Equity in loss of affiliate	250	—	—
Loss on disposal of assets	15	—	—
Amortization of premium and accretion of discount on marketable securities	—	(188)	(876)
Changes in assets and liabilities:
Prepaid expenses and other current assets	324	(1,106)	(975)
Other assets	21	(5)	—
Accounts payable	(806)	265	986
Accrued expenses	437	291	1,050
Deferred revenue	42	2,070	(1,383)

Net cash used for operating activities	(10,398)	(6,417)	(17,863)

Investing activities:
Purchase of marketable securities	(2,500)	(51,020)	(69,204)
Maturity of marketable securities	—	5,000	63,872
Acquisition of property and equipment	(620)	(1,015)	(2,257)
Proceeds from sale/leaseback transaction	—	—	1,159
Reimbursement from lessor	273	—	—
Investment in affiliate	(250)	—	(100)

Net cash used for investing activities	(3,097)	(47,035)	(6,530)

Financing activities:
Proceeds from public offering of common stock	—	73,059	—
Proceeds from private placement of common stock	—	7,216	—
Proceeds from issuance of preferred stock	10,631	19,905	—
Proceeds from exercise of warrants	—	2,570	—
Proceeds from exercise of stock options	—	135	312
Proceeds from issuance of notes payable to stockholders	4,665	—	—
Repayment of capital lease obligations	(316)	(735)	(1,234)
Proceeds from line of credit	400	—	—
Repayment of line of credit	(791)	(209)	—
Promissory note from scientific advisor	—	—	(110)
Release of restricted cash for facility lease	—	—	250

Net cash provided by (used for) financing activities	14,589	101,941	(782)

Increase (decrease) in cash and cash equivalents	1,094	48,489	(25,175)
Cash and cash equivalents at beginning of year	734	1,828	50,317

Cash and cash equivalents at end of year	$1,828	$50,317	$25,142

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

        The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated minimal revenues and has an accumulated deficit of $78.0 million at December 31, 2001. The future viability of the Company is dependent on its ability to complete development and commercialize its products and to commence generating cash from operations.

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

  Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid marketable securities purchased with an initial maturity of three months or less to be cash equivalents. Investment securities with original maturities of greater than three months and that mature within 12 months from the balance sheet date are classified as short-term marketable securities. Investment securities maturing in excess of one year from the balance sheet date are treated as long-term marketable securities. The Company's investment policy is to purchase securities with maturities of no greater than 18 months at the time of purchase. All short-and long-term marketable securities are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. The Company maintains all of its marketable securities with three high-quality financial institutions that serve as the Company's cash managers and investment advisors.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated, once placed in service, using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the improvement or the remaining term of the lease.

        Purchased software is capitalized at cost and amortized over the estimated useful life, generally three years. Internally developed software is accounted for in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the provisions of SOP 98-1, Variagenics capitalizes costs of internally developed software after the preliminary project stage has been completed. Costs eligible for capitalization have not been significant. Therefore, the Company has not capitalized any internal software development costs.

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

  Revenue Recognition

        Revenue to date has been generated from collaborations, research grants from a governmental agency, license fees and, beginning in the first quarter of 2001, product sales. Revenue from grants is recognized in the period in which related costs are incurred.

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

        Revenue from product sales is generally recognized upon the Company's receipt of the customer's signed acceptance of the installed product, provided that there is evidence of arrangement, the fee is fixed and determinable and collection of resulting receivables is probable.

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

        The following potentially dilutive common shares were excluded from the calculation of net loss per share because their effect was antidilutive (in thousands):

	As of December 31,
	1999	2000	2001
Stock options	1,573	2,907	3,743
Warrants	2,241	1,311	1,277
Employee stock purchase plan	—	12	19
Redeemable convertible preferred stock	10,227	—	—
Unvested restricted stock	30	—	—

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. Adoption of this standard is not expected to have a material impact on the financial position or results of operations of the Company.

3.    Supplemental Cash Flow Information

	For the Years Ended December 31,
(in thousands)
	1999	2000	2001
Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash paid for interest	$130	$197	$245
Issuance of warrants for common stock	—	500	—
Issuance of common stock for license	—	428	—
Conversion of redeemable preferred stock into common stock	—	52,869	—
Conversion of notes payable to stockholder into redeemable preferred stock	8,276	—	—
Acquisition of machinery and equipment under capital lease agreements	1,200	1,080	2,409
Reclassification of preferred stock for redemption features	8,794	—	—

4.    Marketable Securities

        At December 31, 2000 and 2001, all marketable securities were classified as held-to-maturity and carried at amortized cost. Marketable securities consisted of the following (in thousands):

	2000	2001
Short-term:
Corporate bonds	$16,640	$18,339
Commercial paper	17,181	—
U.S. government securities	6,825	29,437

	$40,646	$47,776

Long-term:
Corporate bonds	$5,048	$1,551
U.S. government securities	3,014	5,560

	$8,062	$7,111

        Fair values of all marketable securities are based upon quoted market prices. The carrying amounts and estimated fair values of the Company's significant financial instruments at December 31 were as follows (in thousands):

	2000		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$50,317	$50,315	$25,142	$25,142
Short-term marketable securities	40,646	40,674	47,776	47,934
Long-term marketable securities	8,062	8,099	7,111	7,118

5.    Property and Equipment

        Property and equipment consists of the following as of December 31 (in thousands):

	Estimated Useful lives (years)	2000	2001
Machinery and equipment	3-5	$1,637	$1,770
Furniture and fixtures	3-7	655	914
Purchased software	3	—	205
Machinery and equipment under capital leases	3-5	2,998	6,566
Leasehold improvements	lease life	1,841	2,097
Assets not yet placed in service		—	245

		7,131	11,797
Less—accumulated depreciation and amortization		(2,300)	(4,012)

		$4,831	$7,785

        Depreciation and amortization expense was $0.6 million, $1.0 million and $1.7 million for the years ended December 31, 1999, 2000 and 2001, respectively. Accumulated amortization of machinery and equipment under capital leases totaled $0.9 million and $2.1 million at December 31, 2000 and 2001, respectively.

6.    Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2000	2001
Payroll related	$622	$1,218
Professional fees	204	390
Sponsored research and development	65	55
Clinical research	—	144
Lab supplies and equipment	—	213
Other	140	61

	$1,031	$2,081

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

  Preferred Stock Warrants

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

        In accordance with APB No. 25, no compensation cost has been recognized for options granted to employees by the Company with exercise prices equal to or greater than fair value of the underlying common stock at grant date. In 1999, 2000 and 2001, the Company recorded compensation expense of $568,000, $7,154,000 and $15,000, respectively, relating to options granted to employees with exercise prices less than the fair value of the underlying common stock at grant date (the compensation expense represents the difference between the exercise price of each option and the fair value of the common stock on the date of grant). Had compensation cost been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss attributable to common stockholders per share for the years ended December 31, 1999, 2000 and 2001 would have been as follows (in thousands):

	Net loss	Net loss attributable to common stockholders —per share basic and diluted
As reported:
1999	$(16,728)	$(29.96)
2000	(17,800)	(3.69)
2001	(25,303)	(1.09)
Pro forma:
1999	$(16,752)	$(30.00)
2000	(18,783)	(3.78)
2001	(27,879)	(1.20)

        Because options vest over several years, additional option grants are expected to be made in the future and the determination of fair value of option grants made after the Company's initial public offering has included a volatility factor, the pro forma effects of applying the fair value method are not representative of future pro forma results.

        For the purposes of pro forma disclosure, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1999, 2000 and 2001: no dividend yield; risk-free interest rates of 6.2% for 1999 and 2000, 4.6% for 2001; volatility of 0% for 1999 and 2000 grants prior to the initial public offering, 100% for remaining 2000 grants, 100% for 2001 grants; and an expected life of five years for all options granted.

        The Company has granted options to non-employees which vest in future periods. The Company applies EITF No. 96-18 to account for these non-employee grants. Under EITF 96-18, the expense that will ultimately be recognized for these options will be the fair value at the vesting dates of the underlying options. As these options vest over periods up to five years, the Company will be required to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting date of the option. The Company recorded compensation expense of $1.6 million and $1.4 million in 1999 and 2000, respectively, and a decrease of expense of $0.2 million in 2001 relating to these options.

        In 2001, the Company granted stock options to employees and directors to purchase 1,327,894 shares of common stock at a weighted average exercise price of $5.55 per share. Of these options, 175,500 were granted at an exercise price which was less than the fair market value of common stock on the grant date. The Company recorded deferred compensation relating to these options totaling $81,000, representing the aggregate difference between the estimated fair market value of the Company's common stock on the date of grant and the exercise price of each option. This deferred compensation is being amortized on a straight line basis over the related vesting period. There were no grants to non-employees in 2001. Options cancelled in 2000 and 2001 resulted in reductions in deferred compensation of $1.7 million and $2.0 million, respectively. At December 31, 2001 the Company has $10.2 million of deferred compensation relating to employee and director grants.

        Option activity for the years ended December 31 was as follows (in thousands, except per share amounts):

	1999		2000		2001
	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise price
Outstanding at beginning of year	602	$0.50	1,573	$0.53	2,907	$2.49
Granted	1,157	0.54	1,715	4.16	1,328	5.55
Exercised	(11)	0.38	(132)	0.54	(216)	0.65
Canceled	(175)	0.46	(249)	2.66	(276)	5.54

Outstanding at end of year	1,573	$0.53	2,907	$2.49	3,743	$3.46
Options exercisable at year end	380	$0.49	855	$1.17	1,484	$2.64
	1999	2000	2001
Options granted at fair value:
Weighted average exercise price	$—	$15.41	$6.06
Weighted average fair value	$—	$11.94	$4.63
Options granted below fair value:
Weighted average exercise price	$0.54	$1.96	$2.26
Weighted average fair value	$6.73	$16.79	$2.14

        The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands, except per share amounts and lives):

Exercise Prices	Shares Outstanding	Weighted-Average Exercise Price	Weighted-average remaining contractual life (in years)	Shares Exercisable	Weighted-Average Exercise Price
$0.01 to $0.54	1,144	$0.53	7.37	739	$0.52
$1.05 to $3.90	1,803	2.22	8.76	544	1.77
$4.03 to $9.75	556	8.31	9.10	88	9.69
$11.25 to $23.63	240	15.50	8.66	113	15.17

	3,743			1,484

  Common Stock Warrants

        In connection with the issuance of the line and letter of credit in 1998, the Company issued warrants to purchase 46,419 shares of common stock at a price of $8.62 (Note 13). Additionally, in connection with a lease line in 1997, the Company was obligated to issue warrants to purchase 5,551 shares of common stock at a price of $8.62.

        In connection with convertible notes payable to stockholders, the Company issued warrants for the purchase of 820,242 shares of common stock at an exercise price of $2.73 per share. The value of the warrants of $1.3 million was attributed to additional interest expense to be amortized over the stated term of the convertible notes payable. The Company amortized $1.0 million of the value to interest expense during 1999, in the period prior to conversion. At the date of conversion the unamortized balance of $0.3 million was deducted from the value of the Series E-2 redeemable preferred stock as issuance costs.

        In 2000 and 2001, respectively, 367,254 and 33,855 warrants were exercised for the purchase of 363,679 and 5,681 shares of common stock at $2.73 per share. The exercise of 37,288 and 33,855 of these warrants in 2000 and 2001, respectively, was cashless, resulting in a lower number of shares issued.

  Stock Restriction Agreements

        The Company has executed stock restriction agreements with certain of its common stockholders. Each agreement gives the Company the right to repurchase, at prices from $0.01 to $0.54 per share, a certain number of shares held by each individual if the respective stockholder ceases to be a director, employee or consultant, as appropriate, of the Company. The purchase option rights originally lapsed at various dates through March 2003. At December 31, 1999, an aggregate of 30,317 shares of the Company's outstanding common stock were subject to these repurchase options. The repurchase option on all restricted stock terminated in its entirety upon completion of the Company's initial public offering in July 2000. In connection with restricted stock issued to non-employees, the Company recorded compensation expense of $93,000 and $10,000 in 1999 and 2000, respectively.

  Stock Issuance

        Pursuant to the terms of two employment agreements, the Company issued 103,487 shares of common stock during 1999. Compensation expense recorded relating to these agreements was $0.7 million. Additionally, in conjunction with a license agreement, the Company issued 8,327 shares of common stock, and recorded expense of $11,000 related to this issuance in 1999.

        In conjunction with a license agreement in 2000, the Company issued 35,685 shares of common stock and recorded related expense of $428,000.

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

12.    Income Taxes

        At December 31, the significant components of the Company's deferred tax assets consisted of the following (in thousands):

	2000	2001
Deferred tax assets:
Net operating loss carryforwards	$15,572	$24,449
Stock compensation expense	1,732	1,554
Research and development credit carryforwards	1,659	2,488
Investment in affiliate	847	—
Acquired intangible assets	209	191
Other	718	1,183

Total gross deferred tax assets	20,737	29,865
Deferred tax asset valuation allowance	(20,737)	(29,865)

Net deferred tax assets	$—	$—

        The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards cannot be sufficiently assured at December 31, 2001.

        At December 31, 2001, available net operating loss carryforwards for federal and state tax purposes were approximately $58.1 million and $62.8 million, respectively, which expire through 2021. At December 31, 2001, the Company has research and development tax credit carryforwards of approximately $1.6 million available to reduce future federal tax liabilities which expire through 2021. Approximately $0.5 million of the net operating loss carryforwards relate to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

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

        Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily due to the following at December 31 (in thousands):

	1999	2000	2001
Income tax benefit at US federal statutory rate	$(5,855)	$(6,229)	$(8,856)
State income taxes, net of federal tax effect	(925)	(1,190)	(1,844)
Permanent items	952	815	1,781
Other	(22)	(96)	29
Change in deferred tax asset valuation allowance	5,850	6,700	8,890

	$—	$—	$—

13.    Commitments and Contingencies

  Lease Lines of Credit

        The Company has various equipment leases with repayment terms of 36 to 48 months. During the year ended December 31, 2001, the Company entered into a lease arrangement to finance equipment additions. In connection with this agreement, the Company sold and leased back certain equipment for $1.2 million and financed an additional $2.4 million of capital additions.

  Lease For Facility

        In June 1998, the Company entered into a ten-year noncancelable operating lease, renewable for an additional five years, related to its facility. Rent expense under this lease is approximately $1.0 million per year, plus applicable taxes and operating costs. Pursuant to the terms of the lease, the Company agreed to expend a total of at least $1.5 million over the lease term related to facility improvements, subject to reimbursements from the landlord of $273,000 which was received in 1999 and recorded as an offset to leasehold improvements.

        Commitments under the Company's leases obligations as of December 31, 2001 are as follows (in thousands):

	Operating leases	Capital Leases
2002	$975	$1,849
2003	975	1,189
2004	975	1,050
2005	975	565
2006	975	—
Thereafter	1,383	—

Total minimum lease payments	$6,258	$4,653

Less amount representing interest		(580)

Present value of capital lease obligations		$4,073

        Total rent expense (net of sublease income of $225,000 in 2000 and $75,000 in 2001) under operating leases in effect was $1.3 million, $1.2 million, and $1.3 million for the years ended December 31, 1999, 2000 and 2001, respectively.

  Line of Credit, Letter of Credit and Restricted Cash

        In order to secure its facility lease, the Company obtained a $2.0 million letter of credit from a bank which is automatically renewable on an annual basis through June 2009. This obligation was originally secured by $1.0 million of restricted cash, subject to certain reductions after the second year of the lease. In January 2001, the letter of credit was reduced to $1.5 million and the related restricted cash was reduced to $750,000.

        In connection with an amendment to a line of credit in 1999, the Company issued a fully vested, five-year warrant for the purchase of 43,920 shares of Series E redeemable convertible preferred stock at an exercise price of $2.73. The value ascribed to this warrant of $88,000 was recorded as additional interest expense in 1999.

  Other Agreements

        The Company has entered into various license agreements and research and development funding agreements to support its research and development activities. Certain of these license agreements contain provisions for future royalties to be paid on sales of products developed under these agreements and minimum license fees or royalties to be paid annually for the life of the related patent. As of December 31, 2001, the Company is committed to minimum license and royalty payments of $45,000 per year through at least 2015. In conjunction with entering into one license agreement in 1999, the Company issued 8,327 shares of common stock and fully vested options to purchase 15,464 shares of common stock for which the Company recorded expense of $18,000. Additionally, the Company has co-marketing agreements with various parties under which revenues may be earned by either party.

        Funding commitments under research and development agreements with two universities are approximately $250,000 over the next one to three years.

        In December 2001, the Company made an investment of $100,000 in the equity of a private Korean corporation with which the Company also has a research collaboration agreement. This investment is accounted for under the cost method and is included in other assets at December 31, 2001.

        In 1999, the Company entered into separation agreements with certain employees and one officer. In connection with these agreements, the Company recorded compensation expense of $208,000. In 2001, the Company entered into separation agreements with two of its officers. In connection with these agreements the Company recorded compensation expense totaling $225,000, of which $113,000 has been accrued at December 31, 2001. Under one of these agreements, the vesting of the officer's outstanding unvested options under three option grants was accelerated, resulting in a non-cash compensation charge of $943,000 in 2001. The related deferred compensation balance of $628,000 will be expensed in January 2002. In 2001, the Company also entered into a retention agreement with one of its officers. In connection with this agreement, the vesting of the officer's unvested options has been accelerated, resulting in a non-cash compensation charge of $503,000 in 2001. The related deferred compensation balance of $2,346,000 will be expensed in 2002. As part of the retention agreement, contingent upon accomplishment of certain service-related milestones, the officer may receive 115,000 options to purchase shares of common stock at $2.26.

14.    Employee Savings Plan

        In December 1995, the Company adopted an employee savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). In December 2000, the Board of Directors amended the 401(k) Plan via an adoption agreement effective January 1, 2001, which, among other things, changes the 401(k) Plan's trustee and provides that future employer matching contributions be non-discretionary. The 401(k) Plan covers substantially all employees of the Company and allows them to defer a portion of their annual compensation on a pre-tax basis. Company contributions under the 401(k) Plan are made at the discretion of the Board of Directors in amounts determined by the Board. No employer contributions were made to the 401(k) Plan by the Company during the years ended December 31, 1999 and 2000. The Company contributed a total of $101,000 of matching contributions to the Plan in 2001.

15.    Employee Stock Purchase Plan

        In July 2000, the Company's stockholders approved the Variagenics, Inc. 2000 Employee Stock Purchase Plan. This plan allows employees of the Company to purchase common stock through payroll deductions for 85% of fair market value. A total of 475,800 shares of common stock are reserved for issuance under this plan. A total of 33,688 shares were issued in connection with this plan in 2001.

16.    Related Party Transactions

        The Company maintains certain consulting agreements under which advisory services are provided to the Company by several individual stockholders. Cash expenses under these contracts totaled $210,000, $74,000 and $280,000 in each of the years ended December 31, 1999, 2000 and 2001, respectively. The Company also granted options to these advisors in 1998 and 2000.

        In connection with entering into an amended and restated consulting agreement, in March 2001, the Company made a loan to one of its scientific advisors in the principal amount of $200,000. The note bears interest at an annual rate of 10% and will be repaid over a period of two years. Because the note is collateralized by shares of the Company's common stock owned by the scientific advisor, the principal balance of the note and related accumulated interest has been classified as contra-equity in the Company's balance sheet at December 31, 2001.

        As discussed in Note 9, the Company issued 35,685 shares of common stock under a license agreement in 2000. In connection with this license, the Company recorded royalty payments to this stockholder totaling $80,000 and $10,000 in 2000 and 2001, respectively.

17.    Commercial Collaborations

        Covance, Inc. ("Covance"), a contract research organization, selected the Company as their provider of genotyping assays. The Company targeted Covance to be a user of its NuCleave™ DNA testing and analysis technology. The Company's August 1999 alliance agreement with Covance provides funding to the Company for assay development and royalties payable to the Company for laboratory tests performed at Covance. From the commencement of the collaboration through December 31, 2001, the Company has recorded $1.6 million in sponsored research fees and no royalties under its agreement with Covance. Under this agreement, Covance is the only contract research organization which can directly license the Company's technologies for providing pharmacogenomic lab services in clinical trials. In September 2000, Covance increased its funding commitment to Variagenics to develop genotyping assays. The Company's agreement with Covance is for a five-year term. Covance may terminate the agreement if (i) the Company fails to achieve assay production targets, or (ii) the Company has a change in control, including if Taylor J. Crouch ceases to serve as the Company's Chief Executive Officer. Either party may terminate the agreement upon material breach, misconduct or insolvency of the other party. After the five-year term expires, the agreement may be automatically renewed for additional one-year terms.

        The Company's arrangement with Quintiles Transnational Corporation ("Quintiles") is a preferred provider co-marketing arrangement under which Quintiles' worldwide business development group will incorporate the Company's SNP discovery and clinical design services into the Quintiles selling cycle. The Company's December 1998 agreement with Quintiles is for a five-year term. The Company will receive revenues from this marketing agreement based on the types of pharmacogenomic services performed under the contract. For the periods presented, the Company has not received any revenues under its arrangement with Quintiles. The agreement may be terminated by either party upon a material breach of the agreement.

        In May 2000, the Company entered into a collaboration with Bruker Daltonics, Inc. ("Bruker") to manufacture and develop mass spectrometers for its NuCleave™ DNA testing and analysis system. The Company will use the resulting system and also market and sell the system to its pharmaceutical and drug-development collaborators to identify genetic variances including genotypes and haplotypes. In 2002, the Company extended its collaboration with Bruker through March 31, 2003. The agreement provides for termination by either party for any reason upon 90 days notice. The parties may agree to renew the agreement for additional one-year terms.

18.    Alliance Agreement

        In June 2000, the Company entered into an alliance agreement with Waters Technologies Corporation ("Waters"), a life science company, whereby Waters will manufacture, distribute and sell consumable reagent kits for use in the Company's NuCleave™ DNA analysis system. Pursuant to this agreement, on July 26, 2000, the Company received $7.5 million from Waters for the purchase of 535,714 shares of the Company's common stock and $3.0 million paid upon receipt of approval under the Hart-Scott-Rodino Act. Concurrent with the share purchase, the Company issued to Waters a warrant to purchase 80,357 shares of common stock at $14.00 per share, the IPO price. These warrants expire in July 2005. The $3.0 million payment was recorded as deferred revenue, and the warrants were valued at $500,000, which was recorded as a reduction of deferred revenue. In December 2000, the Company achieved a milestone under the alliance agreement by placing its first NuCleave™ system with a customer; a $500,000 milestone payment was received from Waters in connection with this placement and was recorded as deferred revenue. The net deferred revenue is being recognized in revenue over the development period of the alliance based on percentage of completion. The alliance agreement further provides for payments to the Company based on the achievement of certain milestones and royalties on annual sales of product. For the years ended December 31, 2000 and 2001, $1.5 million and $1.5 million, respectively, was recognized as revenue under this agreement.

19.    Quarterly Financial Data (Unaudited)

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2000:
Revenue	$127	$149	$763	$1,215	$2,254
Loss from operations	(4,779)	(4,520)	(7,402)	(4,220)	(20,921)
Net loss	(4,730)	(4,301)	(6,163)	(2,606)	(17,800)
Net loss attributable to common stockholders	(25,479)	(5,417)	(6,404)	(2,606)	(39,906)
Net loss attributable to common stockholders per share (basic and fully diluted)	$(34.85)	$(5.73)	$(0.35)	$(0.11)	$(3.69)
2001:
Revenue	$1,102	$915	$574	$392	$2,983
Loss from operations	(5,110)	(6,771)	(7,660)	(9,979)	(29,520)
Net loss	(3,704)	(5,566)	(6,624)	(9,409)	(25,303)
Net loss attributable to common stockholders	(3,704)	(5,566)	(6,624)	(9,409)	(25,303)
Net loss attributable to common stockholders per share (basic and fully diluted)	$(0.16)	$(0.24)	$(0.28)	$(0.40)	$(1.09)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During the Company's two most recent fiscal years there have been no disagreements with our independent accountants on accounting and financial disclosure matters.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The information required by this item is incorporated by reference from the information under the caption "Management" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement").

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

(3)
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
3.2	Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.1	Amended 1997 Employee, Director and Consultant Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.2	Lease Agreement between 205 Broadway Realty Trust and the Company, dated May 15, 1998. (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.3	Amendment to Loan Documents, dated as of June 24, 1999, by and between the Company and Imperial Bank. (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.4	Loan Agreement, dated as of July 10, 1998, by and between the Company and Imperial Bank. (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.5	General Security Agreement, dated as of July 10, 1998, by and between the Company and Imperial Bank. (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.6	Employment Agreement, dated March 18, 1999, by and between the Company and Taylor J. Crouch. (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.7	Employment Agreement, dated January 27, 1998, by and between the Company and Anne L. Bailey. (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.8	Employment Agreement, dated March 15, 1993, by and between the Company and Vincent P. Stanton, Jr., M.D. (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)

10.9	Employment Agreement, dated December 23, 1998, by and between the Company and Richard P. Shea. (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.10*	Alliance Agreement, dated August 2, 1999, by and between the Company and Covance, Inc. (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.11*	Marketing Alliance Agreement, dated as of December 1, 1998, by and between the Company and Quintiles Transnational Corp. (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.12	2000 Employee Stock Purchase Plan. (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.13	Employment Agreement, dated March 2, 2000, by and between Alan C. Houston, M.D. and the Company (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 0-31035) for the year ended December 31, 2000, and incorporated herein by reference)
10.14*	Strategic Alliance Agreement, dated June 21, 2000, between the Company and Waters Technologies Corporation. (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.15	Standstill Agreement, dated June 21, 2000, between the Company and Waters Investments Limited. (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.16	Form of Warrant to Purchase Stock. (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.17	Stock Purchase Agreement, dated June 21, 2000, between the Company and Waters Investment Limited. (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.18*	Amendment No. 1 to Alliance Agreement between Covance, Inc. and the Company, effective September 1, 2000. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 0-31035) for the quarter ended September 30, 2000, and incorporated herein by reference)
10.19	Non-Standardized Agreement No. 001 for Use with Fidelity Base Plan Document No. 10 dated November 30, 2000 between Fidelity Management Trust Company, as Trustee and the Company (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 0-31035) for the year ended December 31, 2000, and incorporated herein by reference)
10.20	The CorporatePlan for Retirement 100SM (Fidelity Basic Plan Document No. 10) (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 0-31035) for the year ended December 31, 2000, and incorporated herein by reference)
10.21	Master Lease Agreement dated as of May 10, 2001 between General Electric Capital Corporation and the Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 0-31035) for the quarter ended June 30, 2001, and incorporated herein by reference)

10.22	Equipment Schedules 3 and 4 dated July 27, 2001, to the Master Lease Agreement dated as of May 10, 2001 between General Electric Capital Corporation and the Company (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 0-31035) for the quarter ended September 30, 2001, and incorporated herein by reference)
10.23*	Amendment No. 2, effective August 1, 2001, to the Alliance Agreement between Covance Inc. and the Company, dated August 2, 1999, and amended effective September 1, 2000 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 0-31035) for the quarter ended September 30, 2001, and incorporated herein by reference)
10.24†	Employment Agreement, effective October 1, 2001, by and between the Company and Joseph S. Mohr.
10.25*†	Executive Retention Agreement, dated November 15, 2001, by and between the Company and Taylor J. Crouch
10.26*†	Letter Agreement dated November 16, 2001, by and between the Company and Colin W. Dykes.
10.27†	Equipment Schedule 5 dated November 28, 2001, to the Master Lease Agreement dated as of May 10, 2001 between General Electric Capital Corporation and the Company.
10.28†	First Amendment to Employment Offer Letter, dated December 13, 2001 by and between the Company and Richard P. Shea.
10.29*†	Collaboration Agreement, effective March 29, 2002, between the Company and Bruker Daltonics, Inc.
10.30*†	Amended and Restated Executive Retention Agreement, dated February 13, 2002, by and between the Company and Taylor J. Crouch
21	Subsidiaries of the Company (filed as Exhibit 21 to the Company's Annual Report on Form 10-K (File No. 0-31035) for the year ended December 31, 2000, and incorporated herein by reference)

*
Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.

†
Filed herewith.

(b)
Reports on Form 8-K

        On December 13, 2001, the Company filed a report on Form 8-K reporting information under "Item 5—Other Events" relating to a securities class action lawsuit filed against the Company and certain of its officers.

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

SIGNATURE	TITLE	DATE
/s/ TAYLOR J. CROUCH Taylor J. Crouch	President and Chief Executive Officer (Principal Executive Officer)	April 1, 2002
/s/ RICHARD P. SHEA Richard P. Shea	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 1, 2002
/s/ DAVID HOUSMAN, PH.D. David Housman, Ph.D.	Director	April 1, 2002
/s/ PHILIPPE O. CHAMBON, M.D., PH.D. Philippe O. Chambon, M.D., Ph.D.	Director	April 1, 2002
/s/ JEAN-FRANCOIS FORMELA, M.D. Jean-Francois Formela, M.D.	Director	April 1, 2002
/s/ WILLIAM A. SCOTT, PH.D William A. Scott, Ph.D	Director	April 1, 2002
/s/ MARTIN A. VOGELBAUM Martin A. Vogelbaum	Director	April 1, 2002
/s/ ELLEN M. ZANE Ellen M. Zane	Director	April 1, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
VARIAGENICS, INC. SELECTED FINANCIAL DATA (in thousands, except per share amounts)
Index to Consolidated Financial Statements
Variagenics, Inc. and Subsidiary Consolidated Balance Sheets As of December 31, (in thousands, except per share amounts)
Variagenics, Inc. and Subsidiary Consolidated Statements of Operations For the Years Ended December 31, (in thousands, except per share amounts)
Variagenics, Inc. and Subsidiary Consolidated Statements of Stockholders' Equity (Deficit) For the Three Years Ended December 31, 2001 (in thousands)
Variagenics, Inc. and Subsidiary Consolidated Statements of Cash Flows For the Years Ended December 31, (in thousands)
Variagenics, Inc. and Subsidiary Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES