Form 10-Q
period 2002-03-31
VARIAGENICS INC
filed 2002-05-14
CIK 1043082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

23,392,100 shares of Common Stock, par value $.01 per share, were outstanding on May 10, 2002.

VARIAGENICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variagenics, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	December 31, 2001	March 31, 2002

Assets
Current assets:
Cash and cash equivalents	$25,142	$29,712
Short-term marketable securities	47,776	38,836
Prepaid expenses and other current assets	2,225	1,488

Total current assets	75,143	70,036
Restricted cash	750	750
Property and equipment, net	7,785	7,618
Long-term marketable securities	7,111	4,541
Other assets	143	132

Total assets	$90,932	$83,077

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,566	$887
Accrued expenses and other liabilities	2,081	1,293
Deferred revenue	229	29
Capital lease obligations, current portion	1,558	1,645

Total current liabilities	5,434	3,854
Capital lease obligations	2,515	2,730

Total liabilities	7,949	6,584

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 70,000 shares authorized, 23,371 and 23,392 shares issued and outstanding, respectively	234	234
Additional paid-in capital	171,035	171,017
Accumulated deficit	(77,998)	(87,868)
Promissory note	(110)	(112)
Deferred compensation	(10,178)	(6,773)
Less treasury stock, at cost, 0 and 2 shares, respectively	—	(5)

Total stockholders’ equity	82,983	76,493

Total liabilities and stockholders’ equity	$90,932	$83,077

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2001	2002

Revenue:
Research and development collaborations	$892	$256
Product sales	210	450

Total revenue	1,102	706

Costs and expenses:
Cost of product sales	186	236
Research and development:
Non-cash equity compensation	286	1,179
All other research and development expenses	2,945	4,929
General and administrative:
Non-cash equity compensation	773	2,156
All other general and administrative expenses	2,022	2,493

Loss from operations	(5,110)	(10,287)

Other income (expense):
Interest income	1,448	495
Interest expense	(42)	(78)

Net loss	$(3,704)	$(9,870)

Net loss per share (basic and diluted)	$(0.16)	$(0.42)
Weighted average common shares outstanding (basic and diluted)	23,169	23,385

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2001	2002

Operating activities:
Net loss	$(3,704)	$(9,870)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	381	508
Non-cash compensation expense	1,059	3,335
Amortization of premium and accretion of discount on marketable securities	(343)	18
Changes in assets and liabilities:
Prepaid expenses and other current assets	(444)	737
Accounts payable	227	(679)
Accrued expenses	(170)	(788)
Deferred revenue	(604)	(200)

Net cash used for operating activities	(3,598)	(6,939)

Investing activities:
Purchase of marketable securities	(20,213)	(15,483)
Maturity of marketable securities	10,430	26,975
Acquisition of property and equipment	(381)	(330)
Proceeds from sale/leaseback transaction	—	702

Net cash (used for) provided by investing activities	(10,164)	11,864

Financing activities:
Repayment of capital lease obligations	(223)	(400)
Proceeds from exercise of stock options	194	52
Promissory note	(200)	(2)
Release of restricted cash for facility lease	250	—
Acquisition of treasury stock	—	(5)

Net cash provided by (used for) financing activities	21	(355)

Increase (decrease) in cash and cash equivalents	(13,741)	4,570
Cash and cash equivalents at beginning of period	50,317	25,142

Cash and cash equivalents at end of period	$36,576	$29,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Variagenics, Inc. (the “Company”) was incorporated in Delaware on December 7, 1992. The Company was originally formed to develop a pharmacogenomic approach to cancer therapy. The Company has broadened that focus to discover genetic variations characterized by single nucleotide polymorphisms (“SNPs”) and other genetic differences. The Company will use this information to optimize drugs in development, develop new drug targets and bring diagnostic products to market. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Variagenics Securities Corporation.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has generated minimal revenues and has an accumulated deficit of $87.9 million as of March 31, 2002.  The future viability of the Company is dependent upon its ability to complete development and commercialize its products and to commence generating cash from its operations.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  Interim results are not necessarily indicative of results that may be expected for a full year. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on April 1, 2002.

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

Certain reclassifications have been made to the unaudited consolidated financial statements for the three months ended March 31, 2001 to conform to the current year presentation.

2.  Summary of Significant Accounting Policies

Net Loss Per Share and Comprehensive Loss

Net loss per share is computed under SFAS No. 128 “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Comprehensive loss is equal to net loss for all periods presented.

The following potentially dilutive common shares were excluded from the calculation of net loss per share because their effect was antidilutive (in thousands):

	March 31, 2001	March 31, 2002

Stock options	3,238	4,006
Warrants	1,311	1,277
Employee stock purchase plan	7	16

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and thus have been adopted by the Company, as required, in fiscal year 2002.  Adoption of this standard did not have a material impact on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and thus have been adopted by the Company, as required, in fiscal year 2002. Adoption of this standard did not have a material impact on the financial position or results of operations of the Company.

3.  Supplemental Cash Flow Information (in thousands)

	Three Months Ended March 31,
	2001	2002

Acquisition of property and equipment under capital lease agreements	$1,080	$—

4. Capital Lease

In March 2002, the Company entered into a lease arrangement with a financing company for the sale and leaseback of $0.7 million of equipment.

5. Common Stock

For the three months ended March 31, 2002 the Company recorded compensation expense of $3.4 million for options previously granted to employees.  For the same period, the Company recorded a decrease to expense of $18,000 for options previously granted to non-employees; these options are subject to remeasurement over the vesting period and the associated expense fluctuates with changes in the Company’s stock price.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following discussion contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here.  See “Special Note Regarding Forward-Looking Statements.”

Overview

We are a leader in applying pharmacogenomics technologies to the discovery, development and commercialization of personalized drugs and molecular diagnostic products.  Our primary therapeutic focus is cancer.  As a pharmacogenomics company, we identify therapeutically important genetic markers, including the most common form of genetic variability, single nucleotide polymorphisms, or SNPs, groups of SNPs called haplotypes, and other genetic markers.  We combine our technology, expertise and proprietary data to offer pharmaceutical and biotechnology companies a full range of solutions to support key steps of their drug discovery and development process.  We also intend to develop our own proprietary molecular diagnostic products.  In addition, we have developed our NuCleaveTM proprietary method for testing genes using mass spectrometry, a tool used to measure molecular weight, for use in clinical research, and we develop assays which may be used as diagnostics. From inception in December 1992 through 1996, the main focus of our research activities was directed toward developing a pharmacogenomic approach to cancer therapy. In 1996 that focus was broadened to include SNP discovery and development of pharmacogenomic technologies. Since our inception in 1992, our operating activities have been primarily devoted to research and development, recruiting personnel, raising capital, acquiring assets and business development. In 1999, we recognized revenue from our first commercial collaboration and in March 2001, we recognized our first product sale.

We have incurred losses since our inception and, as of March 31, 2002, we had an accumulated stockholders’ deficit of $87.9 million. We anticipate incurring additional operating losses through at least the end of 2003, as we continue to develop our pharmacogenomic technologies, commercialize our products and services and develop proprietary molecular diagnostic products.  Payments under contracts, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period. In April 2002, we announced the resignation of our President and Chief Executive Officer and the related promotions of two senior officers of the Company.  The new senior management team is presently reviewing the Company’s operations.

Sources of Revenue and Revenue Recognition

Our revenue to date has been generated from research funding and milestones from collaborations, research grants from a governmental agency, license fees and, beginning in the first quarter of 2001, product sales. We recognize revenue from grants in the period in which related costs are incurred. We recognize revenue from collaborations under the percentage of completion method in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Revenue from product sales is generally recognized upon the Company’s receipt of the customer’s signed acceptance of the installed product, provided that there is evidence of arrangement, the fee is fixed and determinable and collection of resulting receivables is probable.  Payments received in advance of being earned are recorded as deferred revenue. As of March 31, 2002, we had approximately $29,000 of deferred revenue.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenues.  Revenues decreased to $0.7 million for the three months ended March 31, 2002 from $1.1 million for the comparable period ended March 31, 2001.  Revenues for the period ended March 31, 2002 consisted of $0.3 million in collaboration revenues and $0.4 million in product sales, while revenues for the period ended March 31, 2001 consisted of $0.9 million in collaboration revenues and $0.2 million in product sales.

Cost of Product Sales.  Cost of product sales was $0.2 million for each of the periods ended March 31, 2002 and March 31, 2001.

Research and Development Expenses.  Research and development expenses excluding non-cash equity compensation increased to $4.9 million for the three months ended March 31, 2002 from $2.9 million for the comparable period ended March 31, 2001. The increase was due primarily to increased salary and related personnel costs ($1.2 million), increased facility costs ($0.3 million), increased costs in connection with clinical research projects ($0.5 million) and increased depreciation and amortization due to property and equipment additions ($0.2 million).  These increases were partially offset by decreased consumption of lab materials and consumables of $0.2 million.

General and Administrative Expenses.  General and administrative expenses excluding non-cash equity compensation increased to $2.5 million for the period ended March 31, 2002 from $2.0 million for the comparable period of 2001. The increase in general and administrative expense was primarily due to increased salary and related personnel costs of approximately $0.3 million, increased legal fees for general corporate purposes and patent filing costs of approximately $0.3 million, offset by decreased facility costs of $0.2 million.

Non-cash Equity Compensation.  We recognize equity-related charges resulting from grants of options to employees and non-employees; a total of $3.3 million in the three month period of 2002 versus $1.1 million in the same period of 2001.  These charges are included in research and development expenses ($1.2 million and $0.3 million in the three month periods of 2002 and 2001, respectively) or general and administrative expenses ($2.2 million and $0.8 million in the three month periods of 2002 and 2001, respectively), depending upon the nature of the work performed by the individuals receiving the grants.  We incurred expenses of $3.4 million in the first three months of 2002 and $1.6 million for the comparable period in 2001 related to stock options previously issued to employees.  (The 2002 total includes $2.4 million for the acceleration of option vesting for two executive officers who terminated their employment with the Company.  Of this amount, $1.8 million is included in general and administrative expenses while $0.6 million is related to research and development.)  Employee options generally vest over four years, which is expected to result in additional compensation expense of $6.8 million for periods ending subsequent to March 31, 2002.  We recorded a decrease in expense of $18,000 for the three months ended March 31, 2002 and $0.5 million for the three months ended March 31, 2001 related to options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

Interest Income.  Interest income, which is earned on cash equivalents and short- and long-term marketable securities, decreased to $0.5 million for the first three months of 2002 from $1.4 million for the comparable period in 2001.  The lower interest income was due to the effect of falling interest rates and the continued use of invested cash to fund operations.

Interest Expense.  Interest expense increased to $78,000 for the first three months of 2002 from $42,000 for the comparable period in 2001 due to an increase in capital lease obligations.

Net Loss.  The net loss increased to $9.9 million for the first three months of 2002 from $3.7 million for the comparable period in 2001 primarily due to the reasons listed above.

Liquidity and Capital Resources

Cash and cash equivalents totaled $29.7 million at March 31, 2002, a increase of $4.6 million from December 31, 2001.  For the first three months of 2002, we used $6.9 million for operations, which consisted of the net loss of $9.9 million offset by non–cash compensation expense of $3.3 million and depreciation and amortization of $0.5 million.  We used $15.5 million to purchase marketable securities and $0.3 million to purchase property and equipment, and received $27.0 million from the maturity of marketable securities and $0.7 million from the sale and leaseback of equipment.  We used $0.4 million for our financing activities, which included net proceeds of $52,000 from the exercise of common stock options offset by the repayment of $0.4 million of capital lease obligations.

Our cash, cash equivalents, and marketable securities totaled $73.1 million at March 31, 2002.  We believe that our cash reserves and our expected short–term revenue will be sufficient to fund our operations at least through the year 2003.  During or after this period, or in the event of acquisitions or extraordinary events, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

Recent Developments

On May 2, 2002, the Company announced that it entered into a pharmacogenomics collaboration agreement with Novartis Pharmaceuticals Corporation to study two Novartis compounds in clinical development for prostate cancer.  In this collaboration, the Company will apply its integrated cancer pharmacogenomics platform to identify potential markers of drug efficacy for the two compounds.  As part of this agreement, the Company will provide an exclusive license to Novartis for any markers that are predictive of therapeutic response, while the Company will retain exclusive rights to develop any resulting DNA diagnostic tests.

On May 9, 2002, the Company announced that it granted  a worldwide license  to Third Wave Technologies, Inc. relating to the Company’s MTHFR (methylenetetrahydrofolate reductase) patent rights. Under the terms of the agreement, the Company has granted Third Wave worldwide non-exclusive rights to commercialize both analyte specific reagents needed to detect polymorphisms within the MTHFR gene for all indications and molecular diagnostic tests aimed at the assessment of thrombo-embolic disease risk. The agreement stipulates that the Company retains the rights to the development of pharmacogenomic applications in oncology and other disease areas.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties.  Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this report generally.  We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in this report. We discuss these risks in detail in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

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

ITEM 1.  LEGAL PROCEEDINGS.

On or about December 6, 2001, the Company was sued in a complaint filed in the United States District Court for the Southern District of New York naming as defendants the Company and certain of its officers and its underwriters.  The complaint purportedly is filed on behalf of persons purchasing the Company’s stock between July 21, 2000 and December 6, 2000, and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

The complaint alleges that, in connection with the Company’s July 21, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices.  Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading.  Plaintiffs seek unspecified damages.  On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations.

The Company believes that the allegations are without merit and intends to vigorously defend against the plaintiffs’ claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the three months ended March 31, 2002.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
3.2	Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.1	Equipment Schedules 6 and 7 dated March 18, 2002, to the Master Lease Agreement dated as of May 10, 2001 between General Electric Capital Corporation and the Company

(b)  Reports on Form 8-K

No reports on Form 8-K were filed in the three month period ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Variagenics, Inc.

	By:	/s/ RICHARD P. SHEA

Richard P. Shea Chief Operating Officer, Chief Financial Officer and Treasurer (Principal accounting and finance officer)

Date: May 14, 2002

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
3.2	Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
10.1	Equipment Schedules 6 and 7 dated March 18, 2002, to the Master Lease Agreement dated as of May 10, 2001 between General Electric Capital Corporation and the Company