Form 10-Q
period 2002-06-30
VARIAGENICS INC
filed 2002-08-15
CIK 1043082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No ☐

24,100,491 shares of Common Stock, par value $.01 were outstanding on August 12, 2002.

VARIAGENICS, INC.
INDEX TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variagenics, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	December 31, 2001	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$25,142	$29,601
Short-term marketable securities	47,776	34,465
Assets held for sale	—	1,380
Prepaid expenses and other current assets	2,225	1,070
Total current assets	75,143	66,516
Restricted cash	750	750
Property and equipment, net	7,785	5,206
Long-term marketable securities	7,111	3,000
Other assets	143	120

Total assets	$90,932	$75,592

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,566	$1,128
Accrued expenses and other liabilities	2,081	1,447
Accrued restructure and related charges	—	566
Deferred revenue	229	194
Current portion of capital lease obligations	1,558	2,421
Total current liabilities	5,434	5,756
Capital lease obligations	2,515	1,503

Total liabilities	7,949	7,259

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 70,000 shares authorized, 23,371 and 23,938 shares issued and outstanding	234	239
Additional paid-in capital	171,035	169,784
Accumulated deficit	(77,998)	(97,665)
Promissory note	(110)	(115)
Deferred compensation	(10,178)	(3,904)
Less treasury stock, at cost, 0 and 2 shares, respectively	—	(6)

Total stockholders’ equity	82,983	68,333

Total liabilities and stockholders’ equity	$90,932	$75,592

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenue:
Research and development collaborations and other	$915	$158	$1,807	$414
Product sales	—	—	210	450

Total revenue	915	158	2,017	864

Costs and expenses:
Cost of product sales	—	—	186	236
Research and development:
Non-cash equity compensation	568	500	853	1,679
All other research and development expenses	4,013	5,233	6,958	10,162
General and administrative:
Non-cash equity compensation	813	786	1,587	2,942
All other general and administrative expenses	2,292	1,753	4,314	4,246
Restructure and related charges	—	1,974	—	1,974

Loss from operations	(6,771)	(10,088)	(11,881)	(20,375)

Other income (expense):
Interest income	1,241	385	2,689	880
Interest expense	(36)	(94)	(78)	(172)

Net loss	$(5,566)	$(9,797)	$(9,270)	$(19,667)

Net loss per share (basic and diluted)	$(0.24)	$(0.42)	$(0.40)	$(0.84)
Weighted average common shares outstanding (basic and diluted)	23,299	23,597	23,234	23,492

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(9,270)	$(19,667)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	796	1,097
Non-cash compensation expense	2,440	4,621
Restructure and related charges	—	1,449
Amortization of premium and accretion of discount on marketable securities	(597)	54
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,357)	1,116
Accounts payable	344	(438)
Accrued expenses	531	(634)
Deferred revenue	(1,107)	(35)

Net cash used for operating activities	(8,220)	(12,437)

Cash flows from investing activities:
Maturity of marketable securities	23,403	39,330
Purchase of marketable securities	(27,924)	(21,962)
Acquisition of property and equipment	(703)	(736)
Proceeds from sale of equipment	—	16
Proceeds from sale/leaseback of equipment	570	702

Net cash provided by (used for) investing activities	(4,654)	17,350

Cash flows from financing activities:
Repayment of capital lease obligations	(461)	(851)
Proceeds from issuance of common stock	242	407
Promissory note secured by common stock	(200)	—
Release of restricted cash for facility lease	250	—
Acquisition of treasury stock	—	(5)
Interest on affiliate note	—	(5)

Net cash used for financing activities	(169)	(454)

Net increase (decrease) in cash and cash equivalents	(13,043)	4,459
Cash and cash equivalents at beginning of period	50,317	25,142

Cash and cash equivalents at end of period	$37,274	$29,601

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

             The accompanying unaudited consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred losses since its inception and, as of June 30, 2002, had an accumulated stockholders' deficit of $97.7 million.  Management anticipates incurring additional operating losses through at least the end of 2003.  The future viability of the Company is dependent upon its ability to: develop pharmacogenomic technologies, develop and commercialize proprietary molecular diagnostic products and commence generating cash from operations.

             The Company is subject to risks common to companies in the industry including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, dependence on key personnel, market acceptance of products, competition, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with FDA and other governmental regulations.

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of these financial statements have been included.  Interim results are not necessarily indicative of results that may be expected for a full year. These unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on April 1, 2002.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

             Certain reclassifications have been made to the unaudited consolidated financial statements for the six months ended June 30, 2001 to conform to the current year presentation.

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

             The following potentially dilutive common shares were excluded from the calculation of net loss per share because their effect was antidilutive (in thousands):

	June 30, 2001	June 30, 2002
Stock options	3,155	3,138
Warrants	1,311	1,277
Employee stock purchase plan	15	36

             New Accounting Pronouncements

             In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company will adopt this statement effective January 1, 2003, and does not expect the adoption of this statement to have a material impact on its financial statements.

3.  Supplemental Cash Flow Information (in thousands)

	Six Months Ended June 30,
	2001	2002
Acquisition of property and equipment under capital lease agreements	$2,409	$—

4. Capital Lease

             In March 2002 the Company entered into a lease arrangement with a financing company for the sale and leaseback of $0.7 million of equipment.

5. Common Stock

             For the six months ended June 30, 2002, the Company recorded compensation expense of $ 4.7 million for options previously granted to employees.  For the same period, the Company recorded a decrease to expense of $0.1 million for options previously granted to non-employees; these options are subject to remeasurement over the vesting period and the associated expense fluctuates with changes in the Company’s stock price.

6. Restructuring Charges and Asset Impairments

             During the six months ended June 30, 2002, management formulated a restructuring plan in order to conserve cash and focus resources on the Company's oncology molecular diagnostic development programs.  The Company has also discontinued its NuCleave® product, which had been the source of revenue from product sales.

             In connection with this restructure, a charge of $2.0 million was recorded, which consisted of $1.1 million related to employee separation costs and $0.9 million related to impairment of fixed assets which were taken out of service and held for sale as of June 30, 2002.

             The restructuring reduced headcount by 44 positions, representing approximately 30% of the Company's workforce.  Approximately half the reductions were in the high-throughput DNA sequencing group; the other half were spread throughout the organization, representing both research and development positions as well as general and administrative staff.

             The employee separation costs were accrued under EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and include amounts to be paid for severance and related benefits.  As of June 30, 2002, all but two of the employees to be terminated subject to the restructuring plan had ceased active employment with the Company; $0.5 million of severance and related benefits was paid out, with the remaining balance of $0.6 million included in accrued restructure and related charges and is expected to be paid out prior to December 31, 2002.

             In refocusing the business, management identified certain laboratory equipment with a net book value of $2.3 million that will no longer be required by the Company.  This equipment has been decommissioned and is expected to be sold within the next 12 months.  Certain of this equipment was purchased under capital leases, and costs associated with the early termination of the related obligations have been accrued. The debt associated with these assets has been reclassified to the current portion of capital lease obligations.  Finally, an impairment charge of $0.9 million related to this equipment has been recorded to write the asset down to its estimated net realizable value in accordance with FAS 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion and analysis should be read in conjunction with the section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following discussion contains forward–looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here.  See “Special Note Regarding Forward-Looking Statements.”

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

We have incurred losses since our inception and, as of June 30, 2002, we had an accumulated stockholders’ deficit of $97.7 million. We anticipate incurring additional operating losses through at least the end of 2003, as we continue to develop our pharmacogenomic technologies and develop and commercialize proprietary molecular diagnostic products.  Payments under contracts, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period. In April 2002, we announced the resignation of our President and Chief Executive Officer and the related promotions of two senior officers of the Company.

During the three months ended June 30, 2002, we formulated a restructuring plan in order to conserve cash and focus resources on our oncology molecular diagnostic development programs.  We have also discontinued our NuCleave® product, which had been the source of our revenue from product sales.

In connection with this restructure, we recorded a charge of $2.0 million, which consisted of $1.1 million related to employee separation costs and $0.9 million related to impairment of fixed assets which were taken out of service and held for sale as of June 30, 2002.

The restructuring reduced headcount by 44 positions, representing approximately 30% of our workforce.  Approximately half the reductions were in the high-throughput DNA sequencing group; the other half were spread throughout the organization, representing both research and development positions as well as general and administrative staff.

The employee separation costs were accrued under EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and include amounts to be paid for severance and related benefits.  As of June 30, 2002, all but two of the employees to be terminated subject to the restructuring plan had ceased active employment with us; $0.5 million of severance and related benefits was paid out, with the remaining balance of $0.6 million included in accrued restructure and related charges, which we expect to be paid out prior to December 31, 2002.

In refocusing the business, we identified certain laboratory equipment with a net book value of $2.3 million that will no longer be required by the Company.  We have decommissioned this equipment and expect to sell it within the next 12 months.  Certain of this equipment was purchased under capital leases, and we have accrued for costs associated with the early termination of the related obligations.  We have also classified the debt associated with these assets to the current portion of capital lease obligations.  Finally, we recorded an impairment charge of $0.9 million related to this equipment to write the asset down to its estimated net realizable value in accordance with FAS 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

We expect to substansially complete our restructuring program by the end of 2002.  If our restructuring program is implemented in the manner and on the timeline we intend, we expect to realize the full benefits of our restructuring program by the end of the fourth quarter of 2002, and anticipate reducing our quarterly cash burn from approximately $6 million to approximately $4 million.  However, we cannot assure you that our restructuring program will achieve all of the cost and expense reductions and other benefits we anticipate or that the plan will be completed in the timetable contemplated.

Critical Accounting Policies

Valuation of Long-Lived and Intangible Assets.

We review our long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

During the three months ended June 30, 2002, and concurrent with our restructuring plan, we decommissioned some of our laboratory equipment and committed to a plan to sell it over the next 12 months. As a result of this decision, we measured our assets held for sale at the lower of its carrying amount or fair value less costs to sell and recognized an impairment charge of $0.9 million.  Our estimate of the net realizable value of these assets depends on market conditions and the actual results may differ from our estimates.  In the event actual net proceeds from these assets are below our expectations, or if we receive no proceeds at all, we will record an additional impairment loss up to an amount equal to the remaining carrying value of $1.4 million at June 30, 2002 (plus any related costs of disposal).  In the event actual net sales proceeds from these assets exceed our expectations, we will recognize a gain.  In addition, there could be new events and circumstances that would indicate impairment of additional long-lived assets; we will assess the value of such assets and provide for estimated losses when such impairments are identified.

Sources of Revenue and Revenue Recognition

                Our revenue to date has been generated from research funding and milestones from collaborations, research grants from a governmental agency and license fees.  In the first quarter of both 2001 and 2002, we recognized revenue from the sale of our NuCleave® product; this business has been discontinued as a result of our restructuring program.  As a result of our restructuring, we expect that future revenues will be derived from collaborations and our oncology molecular diagnostic development programs.

We recognize revenue from grants in the period in which related costs are incurred. We recognize revenue from collaborations under the percentage of completion method in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Revenue from product sales is generally recognized upon the Company’s receipt of the customer’s signed acceptance of the installed product, provided that there is evidence of arrangement, the fee is fixed or determinable and collection of resulting receivables is probable.  Payments received in advance of being earned are recorded as deferred revenue. As of June 30, 2002, we had approximately $0.2 million of deferred revenue.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenues.  Revenues decreased to $0.2 million for the three months ended June 30, 2002 from $0.9 million for the comparable period ended June 30, 2001 due to the completion of a major collaboration in the fourth quarter of 2001.  Revenues for the period ended June 30, 2002 consisted of $0.1 million in collaboration revenues and $0.1 million in license fees, while revenues for the period ended June 30, 2001 consisted of $0.9 million in collaboration revenues.

Research and Development Expenses. Research and development expenses excluding non-cash equity compensation increased to $5.2 million for the three months ended June 30, 2002 from $4.0 million for the comparable period ended June 30, 2001. The increase was due primarily to increased salary and related personnel costs ($0.3 million), increased facility costs ($0.2 million), increased costs in connection with clinical research projects ($1.3 million) and increased depreciation and amortization due to property and equipment additions ($0.2 million).  These increases were partially offset by decreased consumption of lab materials and consumables of $0.7 million.  We anticipate reductions in research and development expenses (principally, salary and related personnel costs, depreciation, equipment maintenance and lab materials and consumables) for the remainder of 2002 as the full impact of our restructuring program is realized.

General and Administrative Expenses. General and administrative expenses excluding non-cash equity compensation decreased to $1.8 million for the period ended June 30, 2002 from $2.3 million for the comparable period of 2001. The decrease in general and administrative expense was primarily due to decreased salary and related personnel costs of approximately $0.3 million, decreased legal fees for general corporate purposes and patent filing costs of approximately $0.1 million and by decreased facility costs of $0.1 million.  We anticipate reductions in general and administrative expenses (principally, salary and related personnel costs) for the remainder of 2002 as the full impact of our restructuring program is realized.

Non-cash Equity Compensation. We recognize equity-related charges resulting from grants of options to employees and non-employees; a total of $1.3 million in the second quarter of 2002 versus $1.4 million in the same period of 2001.  These charges are included in research and development expenses ($0.5 million and $0.6 million in the three month periods of 2002 and 2001, respectively) or general and administrative expenses ($0.8 million in each of the quarters ending June 30, 2002 and 2001), depending upon the nature of the work performed by the individuals receiving the grants.  We incurred expenses of $1.4 million in each of the three month periods of 2002 and 2001 related to stock options previously issued to employees.  (The 2002 total includes $0.6 million for the acceleration of option vesting for an executive officer who terminated his employment with the Company, which is included in general and administrative expenses.)  Employee options generally vest over four years, which is expected to result in additional compensation expense of $3.9 million for periods ending subsequent to June 30, 2002.  Employee terminations as a result of the Company's restructuring resulted in a reversal of $1.5 million of deferred compensation in the equity section of the Company's balance sheet.  This reversal will cause a reduction in the amount of non-cash equity compensation expensed in future periods.  We recorded a decrease in expense of $0.1 million for each of the quarters ended June 30, 2002 and June 30, 2001 related to options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

Restructuring and Related Charges. During the three months ended June 30, 2002, we formulated a restructuring plan in order to conserve cash and focus resources on our oncology molecular diagnostic development programs.  We have also discontinued our NuCleave® product, which had been the source of our revenue from product sales.  In connection with this restructure, we recorded a charge of $2.0 million, which consisted of $1.1 million related to employee separation costs and $0.9 million related to impairment of fixed assets which were taken out of service and held for sale as of June 30, 2002.

Interest Income. Interest income, which is earned on cash equivalents and short- and long-term marketable securities, decreased to $0.4 million for the second quarter of 2002 from $1.2 million for the comparable period in 2001.  The lower interest income was due to the effect of falling interest rates and the continued use of invested cash to fund operations.

Interest Expense. Interest expense increased to $94,000 for the second quarter of 2002 from $36,000 for the comparable period in 2001 due to an increase in capital lease obligations.

Net Loss. The net loss increased to $9.8 million for the second quarter of 2002 from $5.6 million for the comparable period in 2001 primarily due to the reasons listed above.

Six Months Ended June 30, 2002 and 2001

Revenues.  Revenues decreased to $0.9 million for the six months ended June 30, 2002 from $2.0 million for the comparable period ended June 30, 2001 due to the completion of a major collaboration in the fourth quarter of 2001.  Revenues for the period ended June 30, 2002 consisted of $0.3 million in collaboration revenues, $0.5 million in product sales, and $0.1 million in license fees, while revenues for the period ended June 30, 2001 consisted of $1.8 million in collaboration revenues and $0.2 million in product sales.

Cost of Product Sales.  Cost of product sales was $0.2 million for each of the six month periods ended June 30, 2002 and June 30, 2001.

Research and Development Expenses. Research and development expenses excluding non-cash equity compensation increased to $10.2 million for the six months ended June 30, 2002 from $7.0 million for the comparable period ended June 30, 2001. The increase was due primarily to increased salary and related personnel costs ($1.5 million), increased facility costs ($0.5 million), increased costs in connection with clinical research projects ($1.8 million) and increased depreciation and amortization due to property and equipment additions ($0.4 million).  These increases were partially offset by decreased consumption of lab materials and consumables of $0.9 million.  We anticipate reductions in research and development expenses (principally, salary and related personnel costs, depreciation, equipment maintenance and lab materials and consumables) for the remainder of 2002 as the full impact of our restructuring program is realized.

General and Administrative Expenses. General and administrative expenses excluding non-cash equity compensation decreased to $4.2 million for the period ended June 30, 2002 from $4.3 million for the comparable period of 2001. The decrease in general and administrative expense was primarily due to decreased facility costs of approximately $0.3 million, offset by increased legal fees for general corporate purposes and patent filing costs of approximately $0.2 million.  We anticipate reductions in general and administrative expenses (principally, salary and related personnel costs) for the remainder of 2002 as the full impact of our restructuring program is realized.

Non-cash Equity Compensation. We recognize equity-related charges resulting from grants of options to employees and non-employees; a total of $4.6 million in the six month period of 2002 versus $2.4 million in the same period of 2001.  These charges are included in research and development expenses ($1.7 million and $0.9 million in the six month periods of 2002 and 2001, respectively) or general and administrative expenses ($2.9 million and $1.6 million in the six month periods of 2002 and 2001, respectively), depending upon the nature of the work performed by the individuals receiving the grants.  We incurred expenses of $4.7 million in the six month period of 2002 and $3.0 million for the comparable period in 2001 related to stock options previously issued to employees.  (The 2002 total includes $3.0 million for the acceleration of option vesting for two executive officers who terminated their employment with the Company.  Of this amount, $2.4 million is included in general and administrative expenses while $0.6 million is related to research and development.)  Employee options generally vest over four years, which is expected to result in additional compensation expense of $3.9 million for periods ending subsequent to June 30, 2002.  Employee terminations as a result of the Company's restructuring resulted in a reversal of $1.5 million of deferred compensation in the equity section of the Company's balance sheet.  This reversal will cause a reduction in the amount of non-cash equity compensation expensed in future periods.  We recorded a decrease in expense of $0.1 million for the six month period of June 30, 2002 and $0.6 million for the six month period of June 30, 2001 related to options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

Restructuring and Related Charges. During the three months ended June 30, 2002, we formulated a restructuring plan in order to conserve cash and focus resources on our oncology molecular diagnostic development programs.  We have also discontinued our NuCleave® product, which had been the source of our revenue from product sales.  In connection with this restructure, we recorded a charge of $2.0 million, which consisted of $1.1 million related to employee separation costs and $0.9 million related to impairment of fixed assets which were taken out of service and held for sale as of June 30, 2002.

Interest Income. Interest income, which is earned on cash equivalents and short- and long-term marketable securities, decreased to $0.9 million for the six month period of 2002 from $2.7 million for the comparable period in 2001.  The lower interest income was due to the effect of falling interest rates and the continued use of invested cash to fund operations.

Interest Expense. Interest expense increased to $172,000 for the six month period of 2002 from $78,000 for the comparable period in 2001 due to an increase in capital lease obligations.

Net Loss. The net loss increased to $19.7 million for the six month period of 2002 from $9.3 million for the comparable period in 2001 primarily due to the reasons listed above.

Liquidity and Capital Resources

             Cash and cash equivalents totaled $29.6 million at June 30, 2002, an increase of $4.5 million from the December 31, 2001 balance of $25.1 million.  For the first six months of 2002, we used $12.4 million for operations, which consisted of the net loss of $19.7 million offset by non–cash compensation expense of $4.6 million, depreciation and amortization of $1.1 million and restructuring and related charges of $1.4 million.  We used $22.0 million to purchase marketable securities and $0.7 million to purchase property and equipment, and received $39.3 million from the maturity of marketable securities and $0.7 million from the sale and leaseback of equipment.  We used $0.5 million for our financing activities, which included net proceeds of $0.4 million from the exercise of common stock options offset by the repayment of $0.9 million of capital lease obligations.

             Our cash, cash equivalents, and short and long-term marketable securities totaled $67.1 million at June 30, 2002 versus $80.0 million at December 31, 2001.  We believe that our cash reserves and our expected short–term revenue will be sufficient to fund our operations at least through the year 2003.  During or after this period, or in the event of acquisitions or extraordinary events, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

             The Company has incurred losses since its inception and, as of June 30, 2002, had an accumulated stockholders' deficit of $97.7 million.  Management anticipates incurring additional operating losses through at least the end of 2003.  The future viability of the Company is dependent upon its ability to: develop pharmacogenomic technologies, develop and commercialize proprietary molecular diagnostic products and commence generating cash from operations.

Restructuring

             Our cash requirements under the restructuring program are expected to total approximately $1.2 million (excluding lease repayments of approximately $1.6 million).  We paid $0.6 million through June 30, 2002 under the restructuring program; $0.6 million of severance and related benefits was accrued, which we expect to be paid out prior to December 31, 2002.  We expect to substantially complete our restructuring program by the end of 2002.  If our restructuring program is implemented in the manner and on the timeline we intend, we expect to realize the full benefits of our restructuring program by the end of the fourth quarter of 2002, and anticipate reducing our quarterly cash burn from approximately $6 million to approximately $4 million.  However, we cannot assure you that our restructuring program will achieve all of the cost and expense reductions and other benefits we anticipate or that the plan will be completed in the timetable contemplated.

             Additionally, our restructuring program included the elimination of our NuCleave® product.  NuCleave® was the Company's only source of product revenues; as such, we anticipate no further revenues or cash inflows from product sales at the current time.  To the extent that the Company is able to outlicense patents held relative to NuCleave®, we may be able to recognize future license fee revenue and receive cash payments from licensing and royalties; however, we cannot assure you that we will be able to obtain any future benefits from our NuCleave® technology.

             Our business or operations may change in a manner that would consume available resources more rapidly than anticipated. As a result, we may require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

•                  the extent of our restructuring activities and our ability to sell long-lived assets held for sale;

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

PART II   —  OTHER INFORMATION

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

             The complaint alleges that, in connection with the Company’s July 21, 2000 initial public offering, the defendants failed to disclose additional and excessive commissions purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s stock to preferred customers and alleged agreements among the underwriter defendants and preferred customers tying the allocation of IPO shares to agreements to make additional aftermarket purchases at pre-determined prices.  Plaintiffs claim that the failure to disclose these alleged arrangements made the Company’s registration statement on Form S-1 filed with the SEC in July 2000 and the prospectus, a part of the registration statement, materially false and misleading.  Plaintiffs seek unspecified damages.  On or about April 19, 2002, an amended complaint was filed which makes essentially the same allegations.  On or about July 15, 2002, the Company and the individuals filed a motion to dismiss.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2002 Annual Meeting of Stockholders on May 29, 2002. Stockholders representing 20,113,807, or 85%, of our outstanding shares entitled to vote acted to:

•                  elect the following persons to serve as Class II directors, to serve for a three-year term expiring in 2005, as set forth in our proxy statement dated April 30, 2002. The votes cast were as follows:

	For	Withheld
Jean-Francois Formela, M.D.	19,473,427	640,380
Philippe O. Chambon, M.D., Ph.D.	19,232,597	881,210
Martin A. Vogelbaum	18,514,492	1,599,315

William A. Scott, Ph.D. continues to serve as a Director for a term which expires in 2003; David Housman, Ph.D. and Ellen M. Zane continue to serve as Directors for terms which expire in 2004.

•                  increase by 1,150,000 shares the aggregate number of shares of the Company’s common stock, $.01 par value per share (the “Common Stock”) for which stock options may be granted under the Company’s Amended 1997 Employee, Director and Consultant Stock Option Plan (the “Plan”).  The votes cast were as follows:

For	Against	Abstain
18,050,534	2,033,113	30,160

•                  limit the number of shares of Common Stock that may be granted pursuant to stock options to any employee in any one year under the Plan.  The votes cast were as follows:

For	Against	Abstain
19,075,573	1,030,240	7,994

•                  ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2002. The votes cast were as follows:

For	Against	Abstain
20,048,181	61,153	4,473

ITEM 5.  OTHER INFORMATION

             Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
3.2	Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, No. 333-33558, and incorporated herein by reference)
*10.1†	Letter Agreement dated April 24, 2002, by and between the Company and Taylor J. Crouch.
*10.2†	First Amendment to Employment Offer Letter, dated June 1, 2002, by and between the Company and Joseph S. Mohr.
99.1†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(b)  Reports on Form 8-K

             On June 27, 2002, the Company filed a report on Form 8-K reporting information under “Item 5—Other Events” relating to the Company’s initiation of a restructuring plan.

† Filed herewith.

* Management contract or compensation plan or arrangement.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Variagenics, Inc.

	By:	/s/ RICHARD P. SHEA

Richard P. Shea Chief Operating Officer, Chief Financial Officer and Treasurer (Duly authorized officer and principal accounting and finance officer)
Date: August 14, 2002