Form 10-Q
period 2002-09-30
VARIAGENICS INC
filed 2002-11-15
CIK 1043082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No ☐

24,117,061 shares of Common Stock, par value $.01 per share, were outstanding on November 12, 2002.

VARIAGENICS, INC.
INDEX TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variagenics, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	December 31, 2001	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$25,142	$32,594
Short-term marketable securities	47,776	23,104
Assets held for sale	—	1,380
Prepaid expenses and other current assets	2,225	1,077
Total current assets	75,143	58,155
Restricted cash	750	750
Property and equipment, net	7,785	5,531
Long-term marketable securities	7,111	5,085
Other assets	143	109

Total assets	$90,932	$69,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,566	$1,213
Accrued expenses and other liabilities	2,081	1,948
Accrued restructure and related charges	—	116
Deferred revenue	229	286
Current portion of capital lease obligations	1,558	2,136
Total current liabilities	5,434	5,699
Capital lease obligations	2,515	1,348

Total liabilities	7,949	7,047

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 70,000 shares authorized, 23,371 and 24,105 shares issued and outstanding	234	241
Additional paid-in capital	171,035	169,847
Accumulated deficit	(77,998)	(104,198)
Promissory note from scientific advisor	(110)	(118)
Deferred compensation	(10,178)	(3,183)
Less treasury stock, at cost, 0 and 2 shares, respectively	—	(6)

Total stockholders’ equity	82,983	62,583

Total liabilities and stockholders’ equity	$90,932	$69,630

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenue:
Research and development collaborations and other	$574	$178	$2,381	$592
Product sales	—	—	210	450

Total revenue	574	178	2,591	1,042

Costs and expenses:
Cost of product sales	—	—	186	236
Research and development:
Non-cash equity compensation	563	501	1,417	2,180
All other research and development expenses	4,519	4,450	11,477	14,612
General and administrative:
Non-cash equity compensation	840	181	2,426	3,123
All other general and administrative expenses	2,312	1,818	6,626	6,064
Restructure and related charges	—	—	—	1,974

Loss from operations	(7,660)	(6,772)	(19,541)	(27,147)

Other income (expense):
Interest income	1,114	326	3,803	1,206
Interest expense	(78)	(87)	(156)	(259)

Net loss	$(6,624)	$(6,533)	$(15,894)	$(26,200)

Net loss per share (basic and diluted)	$(0.28)	$(0.27)	$(0.68)	$(1.11)
Weighted average common shares outstanding (basic and diluted)	23,346	24,076	23,272	23,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Variagenics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(15,894)	$(26,200)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,248	1,512
Non-cash compensation expense	3,843	5,303
Restructure and related charges	—	999
Amortization of premium and accretion of discount on marketable securities	(781)	62
Changes in assets and liabilities:
Prepaid expenses and other current assets	(696)	1,089
Accounts payable	208	(353)
Accrued expenses	186	(133)
Deferred revenue	(1,444)	57

Net cash used for operating activities	(13,330)	(17,664)

Cash flows from investing activities:
Maturity of marketable securities	41,623	57,283
Purchase of marketable securities	(43,706)	(30,647)
Acquisition of property and equipment	(1,614)	(1,444)
Proceeds from sale/leaseback of equipment	746	702
Proceeds from sale of equipment	—	16

Net cash provided by (used for) investing activities	(2,951)	25,910

Cash flows from financing activities:
Repayment of capital lease obligations	(811)	(1,291)
Proceeds from issuance of common stock	307	511
Promissory note secured by common stock	(107)	—
Release of restricted cash for facility lease	250	—
Acquisition of treasury stock	—	(6)
Interest on promissory note from scientific advisor	—	(8)

Net cash used for financing activities	(361)	(794)

Net increase (decrease) in cash and cash equivalents	(16,642)	7,452
Cash and cash equivalents at beginning of period	50,317	25,142

Cash and cash equivalents at end of period	$33,675	$32,594

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

             The accompanying unaudited consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred losses since its inception and, as of September 30, 2002, had an accumulated stockholders' deficit of $104.2 million.  Management anticipates incurring additional operating losses through at least the end of 2003.  The future viability of the Company is dependent upon its ability to: develop pharmacogenomic technologies, develop and commercialize proprietary molecular diagnostic products and commence generating cash from operations.

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

             Certain reclassifications have been made to the unaudited consolidated financial statements for the nine months ended September 30, 2001 to conform to the current year presentation.

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

             The following potentially dilutive common shares were excluded from the calculation of net loss per share because their effect was antidilutive (in thousands):

	September 30, 2001	September 30, 2002
Stock options	3,360	3,371
Warrants	1,277	1,270
Employee stock purchase plan	10	22

             New Accounting Pronouncements

             In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company will adopt this statement effective January 1, 2003, and does not expect the adoption of this statement to have a material impact on its financial statements.

3.  Supplemental Cash Flow Information (in thousands)

	Nine Months Ended September 30,
	2001	2002
Acquisition of property and equipment under capital lease agreements (excluding sale/leaseback transactions)	$2,409	$—

4. Capital Lease

             In March 2002, the Company entered into a lease arrangement with a financing company for the sale and leaseback of $0.7 million of equipment.

5. Restructuring Charges and Asset Impairments

             During the three months ended June 30, 2002, management formulated a restructuring plan in order to conserve cash and focus resources on the Company's oncology molecular diagnostic development programs.  The Company has also discontinued its NuCleave® product, which had been the source of revenue from product sales.

             In connection with this restructure, a charge of $2.0 million was recorded, which consisted of $1.1 million related to employee separation costs and $0.9 million related to impairment of fixed assets which were taken out of service and held for sale as of June 30, 2002.  None of these assets was sold as of September 30, 2002.

             The restructuring reduced headcount by 44 positions, representing approximately 30% of the Company's workforce.  Approximately half the reductions were in the high-throughput DNA sequencing group; the other half were spread throughout the organization, representing both research and development positions as well as general and administrative staff.

             The employee separation costs were accounted for under EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and include amounts to be paid for severance and related benefits.  As of September 30, 2002, all the employees to be terminated subject to the restructuring plan had ceased active employment with the Company; $1.0 million of severance and related benefits was paid out, with the remaining balance of $0.1 million included in accrued restructure and related charges and is expected to be substantially paid out prior to December 31, 2002.

             In refocusing the business, management identified certain laboratory equipment with a net book value of $2.3 million that will no longer be required by the Company.  This equipment has been decommissioned and is expected to be sold by June 2003.  Certain of this equipment was purchased under capital leases, and costs associated with the early termination of the related obligations have been accrued. The debt associated with these assets has been reclassified to the current portion of capital lease obligations.  Finally, an impairment charge of $0.9 million related to this equipment has been recorded to write the asset down to its estimated net realizable value in accordance with FAS 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

6.  Related Party Transaction

In July 2002, the Company entered into an exclusive license agreement with Renegade Therapeutics, Inc. (“Renegade”).  Under this agreement, the Company will license to Renegade certain of the Company’s intellectual property in exchange for:  an upfront license fee in the amount of $75,000 payable in Renegade fully-vested founders’ stock and a $20,000 reimbursement for the Company’s patent prosecution expenses and valuation report expenses.  No cash or stock has been received to date in connection with this agreement.  The agreement contains provisions for royalty and milestone payments based on the commercialization of related technology and the issuance of the first U.S. patent with respect to the technology, among others.  One of the officers and stockholders of Renegade is a Director and stockholder of the Company.  In addition the scientific advisor to whom the Company has extended a promissory note is also an officer and stockholder of Renegade.

7.  Subsequent Event

On November 9, 2002, the Company and Hyseq, Inc. (“Hyseq”) signed a definitive agreement whereby the Company will merge with and into Hyseq in a stock-for-stock transaction. Under the terms of the agreement, which have been approved by the Boards of Directors of both the Company and Hyseq, each share of the Company will be exchanged for shares of Hyseq common stock at an exchange ratio of 1.6451 shares of Hyseq common stock for each share of the Company’s common stock.  This exchange ratio implies a purchase price for the Company’s shareholders of $2.22 per common share of the Company, or approximately $55.9 million (including in-the-money options and warrants), based on the closing price of Hyseq shares on November 8, 2002.  The transaction will be completed through a reverse triangular, stock-for-stock merger in which Hyseq will form a new wholly-owned subsidiary that will merge into the Company.  The surviving entity will then be merged upstream into Hyseq.  Subsequently, Hyseq will change its legal name to a yet-to-be determined name.  The transaction, which is structured as a tax-free reorganization for federal income tax purposes, is subject to approval by the shareholders of both the Company and Hyseq and other closing conditions, and is expected to close by the end of February of 2003.

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

We have incurred losses since our inception and, as of September 30, 2002, we had an accumulated stockholders’ deficit of $104.2 million. We anticipate incurring additional operating losses through at least the end of 2003, as we continue to develop our pharmacogenomic technologies and develop and commercialize proprietary molecular diagnostic products.  Payments under contracts, collaborations and licensing arrangements will be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period. In April 2002, we announced the resignation of our President and Chief Executive Officer and the related promotions of two senior officers of the Company.

During the three months ended June 30, 2002, we formulated a restructuring plan in order to conserve cash and focus resources on our oncology molecular diagnostic development programs.  We have also discontinued our NuCleave® product, which had been the source of our revenue from product sales.

In connection with this restructure, we recorded a charge of $2.0 million, which consisted of $1.1 million related to employee separation costs and $0.9 million related to impairment of fixed assets which were taken out of service and held for sale as of June 30, 2002.  None of these assets was sold as of  September 30, 2002.

The restructuring reduced headcount by 44 positions, representing approximately 30% of our workforce.  Approximately half the reductions were in the high-throughput DNA sequencing group; the other half were spread throughout the organization, representing both research and development positions as well as general and administrative staff.

The employee separation costs were accounted for under EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and include amounts to be paid for severance and related benefits.  As of September 30, 2002, all the employees to be terminated subject to the restructuring plan had ceased active employment with us; $1.0 million of severance and related benefits was paid out, with the remaining balance of $0.1 million included in accrued restructure and related charges, which we expect to be substantially paid out prior to December 31, 2002.

In refocusing the business, we identified certain laboratory equipment with a net book value of $2.3 million that will no longer be required by the Company.  We have decommissioned this equipment and expect to sell it by June 2003.  Certain of this equipment was purchased under capital leases, and we have accrued for costs associated with the early termination of the related obligations.  We have also classified the debt associated with these assets to the current portion of capital lease obligations.  Finally, we recorded an impairment charge of $0.9 million related to this equipment to write the asset down to its estimated net realizable value in accordance with FAS 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

We expect to substantially complete our restructuring program by the end of 2002.  If our restructuring program is implemented in the manner and on the timeline we intend, we expect to realize the full benefits of our restructuring program by the first quarter of 2003, and anticipate reducing our quarterly cash burn from approximately $6 million to approximately $4 million.  However, we cannot assure you that our restructuring program will achieve all of the cost and expense reductions and other benefits we anticipate or that the plan will be completed in the timetable contemplated.

Critical Accounting Policies

Valuation of Long-Lived and Intangible Assets.

We review our long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

During the three months ended June 30, 2002, and concurrent with our restructuring plan, we decommissioned some of our laboratory equipment and committed to a plan to sell it by June 2003. As a result of this decision, we measured our assets held for sale at the lower of its carrying amount or fair value less costs to sell and recognized an impairment charge of $0.9 million.  Our estimate of the net realizable value of these assets depends on market conditions and the actual results may differ from our estimates.  In the event actual net proceeds from these assets are below our expectations, or if we receive no proceeds at all, we will record an additional impairment loss up to an amount equal to the remaining carrying value of $1.4 million at September 30, 2002 (plus any related costs of disposal).  In the event actual net sales proceeds from these assets exceed our expectations, we will recognize a gain.  In addition, there could be new events and circumstances that would indicate impairment of additional long-lived assets; we will assess the value of such assets and provide for estimated losses when such impairments are identified.

Sources of Revenue and Revenue Recognition

                Our revenue to date has been generated from research funding and milestones from collaborations, research grants from a governmental agency and license fees.  In the first quarter of both 2001 and 2002, we recognized revenue from the sale of our NuCleave® product; this product has been discontinued as a result of our restructuring program.  As a result of our restructuring, we expect that future revenues will be derived from collaborations and our oncology molecular diagnostic development programs.

We recognize revenue from grants in the period in which related costs are incurred. We recognize revenue from collaborations under the percentage of completion method in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Under percentage of completion accounting, revenue is based on the cost of effort from the contract’s commencement up to the reporting date, divided by the total expected research and development costs from the contract’s commencement to the end of the research and development period, multiplied by the total expected contractual payments under the arrangement. Revenue from product sales is generally recognized upon the Company’s receipt of the customer’s signed acceptance of the installed product, provided that there is evidence of arrangement, the fee is fixed or determinable and collection of resulting receivables is probable.  Payments received in advance of being earned are recorded as deferred revenue. As of September 30, 2002, we had approximately $0.3 million of deferred revenue.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Revenues.  Revenues decreased to $0.2 million for the three months ended September 30, 2002 from $0.6 million for the comparable period ended September 30, 2001 due to the completion of a major collaboration in the fourth quarter of 2001.  Revenues in both periods consisted principally of collaboration revenues.

Research and Development Expenses. Research and development expenses excluding non-cash equity compensation totaled $4.5 million in the three month periods of both 2002 and 2001. In 2002, increased costs in connection with clinical research projects ($0.6 million) and increased facility costs ($0.2 million) were substantially offset by decreased consumption of lab materials and consumables ($0.7 million) and decreased salary and related personnel costs ($0.2 million).  We anticipate reductions in research and development expenses (principally, salary and related personnel costs, depreciation, equipment maintenance and lab materials and consumables) for the remainder of 2002 as the full impact of our restructuring program is realized.

General and Administrative Expenses. General and administrative expenses excluding non-cash equity compensation decreased to $1.8 million for the period ended September 30, 2002 from $2.3 million for the comparable period of 2001. The decrease in general and administrative expense was primarily due to decreased salary and related personnel costs ($0.3 million) and decreased facility costs ($0.2 million).  We anticipate reductions in general and administrative expenses (principally, salary and related personnel costs) for the remainder of 2002 as the full impact of our restructuring program is realized.

Non-cash Equity Compensation. We recognize equity-related charges resulting from grants of options to employees and non-employees; a total of $0.7 million in the third quarter of 2002 versus $1.4 million in the same period of 2001.  These charges are included in research and development expenses ($0.5 million and $0.6 million in the three month periods of 2002 and 2001, respectively) or general and administrative expenses ($0.2 million and $0.8 million in the three month periods of 2002 and 2001, respectively), depending upon the nature of the work performed by the individuals receiving the grants.  We incurred expenses of $0.7 million in the third quarter of 2002 versus $1.4 million in the same period of 2001 related to stock options previously issued to employees.  Employee options generally vest over four years, which is expected to result in additional compensation expense of $3.2 million for periods ending subsequent to September 30, 2002.  We recorded a decrease in expense of less than $0.1 million for each of the quarters ended September 30, 2002 and September 30, 2001 related to options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

Interest Income. Interest income, which is earned on cash equivalents and short- and long-term marketable securities, decreased to $0.3 million for the third quarter of 2002 from $1.1 million for the comparable period in 2001.  The lower interest income was due to the effect of falling interest rates and the continued use of invested cash to fund operations.

Interest Expense. Interest expense increased to $87,000 for the third quarter of 2002 from $78,000 for the comparable period in 2001 due to an increase in capital lease obligations.

Net Loss. The net loss decreased to $6.5 million for the third quarter of 2002 from $6.6 million for the comparable period in 2001 primarily due to the reasons listed above.

Nine Months Ended September 30, 2002 and 2001

Revenues.  Revenues decreased to $1.0 million for the nine months ended September 30, 2002 from $2.6 million for the comparable period ended September 30, 2001 due to the completion of a major collaboration in the fourth quarter of 2001.  Revenues for the period ended September 30, 2002 consisted of $0.5 million in collaboration revenues, $0.5 million in product sales, and just under $0.1 million in license fees, while revenues for the period ended September 30, 2001 consisted of $2.4 million in collaboration revenues and $0.2 million in product sales.

Cost of Product Sales.  Cost of product sales was $0.2 million for each of the nine month periods ended September 30, 2002 and September 30, 2001.

Research and Development Expenses. Research and development expenses excluding non-cash equity compensation increased to $14.6 million for the nine months ended September 30, 2002 from $11.5 million for the comparable period ended September 30, 2001. The increase was due primarily to increased costs in connection with clinical research projects ($2.3 million), increased salary and related personnel costs ($1.4 million), increased facility costs ($0.7 million), and increased depreciation and amortization due to property and equipment additions ($0.4 million).  These increases were partially offset by decreased consumption of lab materials and consumables ($1.6 million).  We anticipate reductions in research and development expenses (principally, salary and related personnel costs, depreciation, equipment maintenance and lab materials and consumables) for the remainder of 2002 as the full impact of our restructuring program is realized.

General and Administrative Expenses. General and administrative expenses excluding non-cash equity compensation decreased to $6.1 million for the period ended September 30, 2002 from $6.6 million for the comparable period of 2001. The decrease in general and administrative expense was primarily due to decreased facility costs ($0.6 million) and decreased salary and related personnel costs ($0.3 million) offset by increased fees relating to outsourced functions ($0.3 million).  We anticipate reductions in general and administrative expenses (principally, salary and related personnel costs) for the remainder of 2002 as the full impact of our restructuring program is realized.

Non-cash Equity Compensation. We recognize equity-related charges resulting from grants of options to employees and non-employees; a total of $5.3 million in the nine month period of 2002 versus $3.8 million in the same period of 2001.  These charges are included in research and development expenses ($2.2 million and $1.4 million in the nine month periods of 2002 and 2001, respectively) or general and administrative expenses ($3.1 million and $2.4 million in the nine month periods of 2002 and 2001, respectively), depending upon the nature of the work performed by the individuals receiving the grants.  We incurred expenses of $5.4 million in the nine month period of 2002 and $4.4 million for the comparable period in 2001 related to stock options previously issued to employees.  (The 2002 total includes $3.0 million for the acceleration of option vesting for two executive officers who terminated their employment with the Company.  Of this amount, $2.4 million is included in general and administrative expenses while $0.6 million is related to research and development.)  Employee options generally vest over four years, which is expected to result in additional compensation expense of $3.2 million for periods ending subsequent to September 30, 2002.  Employee terminations as a result of the Company's restructuring resulted in a reversal of $1.5 million of deferred compensation in the equity section of the Company's balance sheet.  This reversal will cause a reduction in the amount of non-cash equity compensation expensed in future periods.  We recorded a decrease in expense of $0.1 million for the nine month period of September 30, 2002 and $0.6 million for the nine month period of September 30, 2001 related to options granted to non-employees. Non-employee equity grants are subject to remeasurement over the vesting period and we cannot estimate the expense we will recognize in future periods because the expense will depend on a number of variables, including our stock price.

Restructuring and Related Charges. During the three months ended June 30, 2002, we formulated a restructuring plan in order to conserve cash and focus resources on our oncology molecular diagnostic development programs.  We have also discontinued our NuCleave® product, which had been the source of our revenue from product sales.  In connection with this restructure, we recorded a charge of $2.0 million, which consisted of $1.1 million related to employee separation costs and $0.9 million related to impairment of fixed assets which were taken out of service and held for sale as of June 30, 2002.  None of these assets was sold as of September 30, 2002.

Interest Income. Interest income, which is earned on cash equivalents and short- and long-term marketable securities, decreased to $1.2 million for the nine month period of 2002 from $3.8 million for the comparable period in 2001.  The lower interest income was due to the effect of falling interest rates and the continued use of invested cash to fund operations.

Interest Expense. Interest expense increased to $259,000 for the nine month period of 2002 from $156,000 for the comparable period in 2001 due to an increase in capital lease obligations.

Net Loss. The net loss increased to $26.2 million for the nine month period of 2002 from $15.9 million for the comparable period in 2001 primarily due to the reasons listed above.

Liquidity and Capital Resources

             Cash and cash equivalents totaled $32.6 million at September 30, 2002, an increase of $7.5 million from the December 31, 2001 balance of $25.1 million. The increase in cash is principally due to the maturity of marketable securities. For the nine-month period, cash, cash equivalents, and short and long-term marketable securities combined decreased by $19.2 million. For the first nine months of 2002, we used $17.7 million for operations, which consisted of the net loss of $26.2 million offset by non–cash compensation expense of $5.3 million, depreciation and amortization of $1.5 million and restructuring and related charges of $1.0 million.

We used $30.6 million to purchase marketable securities and $1.4 million to purchase property and equipment, and received $57.3 million from the maturity of marketable securities and $0.7 million from the sale and leaseback of equipment.  We used $0.8 million for our financing activities, which included net proceeds of $0.5 million from the exercise of common stock options offset by the repayment of $1.3 million of capital lease obligations.

             Our cash, cash equivalents, and short and long-term marketable securities totaled $60.8 million at September 30, 2002 versus $80.0 million at December 31, 2001.  We believe that our cash reserves and our expected short–term revenue will be sufficient to fund our operations at least through the year 2003.  During or after this period, or in the event of acquisitions or extraordinary events, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

             The Company has incurred losses since its inception and, as of September 30, 2002, had an accumulated stockholders' deficit of $104.2 million.  Management anticipates incurring additional operating losses through at least the end of 2003.  The future viability of the Company is dependent upon its ability to: develop pharmacogenomic technologies, develop and commercialize proprietary molecular diagnostic products and commence generating cash from operations.

Restructuring

             Our cash requirements under the restructuring program are expected to total approximately $1.2 million (excluding lease repayments of approximately $1.4 million at September 30, 2002).  We paid $1.0 million through September 30, 2002 under the restructuring program; $0.1 million of severance and related benefits was accrued, which we expect to be substantially paid out prior to December 31, 2002.  We expect to substantially complete our restructuring program by the end of 2002.  If our restructuring program is implemented in the manner and on the timeline we intend, we expect to realize the full benefits of our restructuring program by the first quarter of 2003, and anticipate reducing our quarterly cash burn from approximately $6 million to approximately $4 million.  However, we cannot assure you that our restructuring program will achieve all of the cost and expense reductions and other benefits we anticipate or that the plan will be completed in the timetable contemplated.

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

Potential Nasdaq Delisting

On October 29, 2002, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the required minimum closing bid price of $1.00 for a period of 30 consecutive trading days. As a result, Nasdaq has provided us 90 calendar days, or until January 27, 2003, to regain compliance with this requirement or be delisted from trading.  In order to regain compliance, the closing bid price of our common stock must stay above $1.00 for 10 consecutive trading days.  If we are unable to regain compliance with this requirement during this time period, and any appeal to Nasdaq for relief from this requirement is unsuccessful, our common stock will be delisted from trading by the Nasdaq National Market.  If this were to happen, trading in our common stock would decrease substantially, or cease altogether, the market price of our common stock may decline further, potentially to zero, and stockholders may lose some or all of their investment.  Security analysts’ and news media’s coverage, if any, of us will be reduced.  Furthermore, delisting of our common stock from the Nasdaq National Market would inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all.

New Accounting Pronouncements

             In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company will adopt this statement effective January 1, 2003, and does not expect the adoption of this statement to have a material impact on its financial statements.

Impact of Inflation

             We do not believe inflation has had a material impact on our business or operating results during the periods presented.

Recent Developments

On July 25, 2002, we announced that we completed a license agreement with St. Jude Children’s Research Hospital in Memphis under which we obtained exclusive rights in the field of oncology to develop diagnostic test products predictive of drug response.  The license agreement covers a patent application claiming CYP3A5 genotyping methods and diagnostic test kits predictive of variable expression of CYP3A5.  We also announced the completion of the patient enrollment phase of a related pharmacogenomic research study.

On July 30, 2002, we announced that we entered into a research collaboration with Brigham & Women’s Hospital and Paul M. Ridker, M.D., M.P.H., Director of Brigham & Women’s Center for Cardiovascular Disease Prevention. Under the collaboration, we will apply our genotyping and haplotyping platforms and statistical analysis methodology to the PRINCE (Pravastatin Inflammation CRP Evaluation) study to explore the contribution of genetic variability to variations in patients’ therapeutic responses to pravastatin, a major cholesterol-lowering agent. We will receive an exclusive option to license intellectual property resulting from the research, which may lead to the future development of cardiovascular diagnostic tests.

On July 30, 2002, we announced that we granted a worldwide license for our RNA targeting patent (PCT/US00/05271) to Renegade Therapeutics, a novel drug discovery company. Under the terms of the agreement, we granted Renegade Therapeutics worldwide exclusive rights to all non-allele specific applications for the research, development, and commercialization of small molecule drugs that target RNA. The terms of the agreement include up-front fees, milestone payments, reimbursement for patent related expenses, and royalties on sales of any compounds developed using the licensed technology.

On September 26, 2002, we announced the launch of our program to develop molecular diagnostic tests predictive of the response of solid tumors to chemotherapy. The first clinical study will involve genetic analysis of over 100 patients who have experienced severe side effects following 5-fluorouracil (5-FU) chemotherapy for colorectal cancer. A retrospective study has been started with Dr. Andre van Kuilenburg from the Laboratory of Genetic Metabolic Diseases at the Academic Medical Center in Amsterdam.

On October 10, 2002, we announced licensing agreements under our MTHFR (methylenetetrahydrofolate reductase) patent rights with ARUP Laboratories, a leading full-service clinical reference laboratory. Under the terms of these agreements, we granted ARUP non-exclusive rights to commercialize home brew tests for MTHFR allele testing associated with increased thrombo-embolic disease risk and other disorders.

On October 16, 2002, we announced that we granted an option to a worldwide license to Strida Pharma, Inc., a new privately-held cancer therapeutics company, relating to certain or our MTHFR patent rights. Under the terms of the agreement, we granted Strida an option to a license granting worldwide exclusive rights to commercialize therapeutic inhibitors of the MTHFR gene. The terms of the agreement include an up-front fee, and may lead to milestone payments and royalties on sales of any compounds that are developed using the technology. We gain the right to use Strida’s data in support of its own patent applications.

             On October 29, 2002, we announced that we signed a licensing agreement under our MTHFR patent rights with Quest Diagnostics, Inc. Under the terms of the agreement, we granted Quest Diagnostics non-exclusive rights to commercialize laboratory developed tests for MTHFR allele testing associated with increased thrombo-embolic disease risk and other disorders.

Subsequent Event

             On November 9, 2002, we signed a definitive agreement whereby we will merge with and into Hyseq, Inc. (“Hyseq”) in a stock-for-stock transaction. Under the terms of the agreement, which have been approved by the Boards of Directors of both companies, each share of our common stock will be exchanged for shares of Hyseq common stock at an exchange ratio of 1.6451 shares of Hyseq common stock for each share of our common stock.  This exchange ratio implies a purchase price for our shareholders of $2.22 per common share, or approximately $55.9 million (including in-the-money options and warrants), based on the closing price of Hyseq shares on November 8, 2002.  The transaction will be completed through a reverse triangular, stock-for-stock merger in which Hyseq will form a new wholly-owned subsidiary that will merge into us.  The surviving entity will then be merged upstream into Hyseq.  Subsequently, Hyseq will change its legal name to a yet-to-be determined name.  The transaction, which is structured as a tax-free reorganization for federal income tax purposes, is subject to approval by the shareholders of both companies and other closing conditions, and is expected to close by the end of February of 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

             (a)         Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 4, 2002, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to them by others within that entity, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

             (b)        Changes in Internal Controls.  Our principal executive officer and principal financial officer have indicated that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the three months ended September 30, 2002.

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed in the three month period ended September 30, 2002.

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

Richard P. Shea Chief Operating Officer, Chief Financial Officer and Treasurer (Duly authorized officer and principal accounting and finance officer)
Date: November 14, 2002

CERTIFICATIONS

I, Joseph S. Mohr, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Variagenics, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOSEPH S. MOHR
Joseph S. Mohr
President and Chief Business Officer

I, Richard P. Shea, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Variagenics, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ RICHARD P. SHEA
Richard P. Shea
Chief Operating Officer, Chief Financial Officer and Treasurer